Form 10QSB
period 2007-09-30
Monarch Investment Properties, Inc.
filed 2007-11-14
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1251553

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 203
Boca Raton, FL 33431
(Address of principal executive offices)

(561) 391-6117
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☒
No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2007, there were 16,168,733 outstanding shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2007 (Unaudited)	June 30, 2007

ASSETS

CURRENT ASSETS
Cash	$2,597	$3,336

Total current assets	2,597	3,336

TOTAL ASSETS	$2,597	$3,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other current liabilities	$55,570	$30,718
Convertible judgment debt payable	184,721	181,059
Affiliated party debt	162,346	109,252

Total Current Liabilities	402,637	321,029

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value 25,000,000 shares authorized, no shares issues and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,249,450)	(3,167,103)

Total Stockholders’ Deficiency	(400,040)	(317,693)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,597	$3,336

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenue	$—	$—

General and administrative expenses	74,590	6,226

Loss from operations	(74,590)	(6,226)

Other (expenses) income:
Interest expense	(7,757)	(5,558)

Total other (expense)	(7,757)	(5,558)

Net loss	$(82,347)	$(11,784)

Net loss per common share:
Basic and fully diluted	$(0.005)	$(0.001)

Weighted average number of common shares outstanding
Basic and fully diluted	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

				Additional
	Preferred Shares	Common Stock		Paid-In Capital	Accumulated Deficit	Total
		Shares	Amount

Balance at June 30, 2007		16,168,733	$16,169	$2,833,241	$(3,167,103)	$(317,693)

Net Loss					(82,347)	(82,347)

Balance at September 30, 2007	—	16,168,733	$16,169	$2,833,241	$(3,249,450)	$(400,040)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,347)	$(11,784)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses and other current liabilities	24,852	522
Increase in convertible judgment debt payable	3,662	3,662

Total adjustments	28,514	4,184

Net cash used in operating activities	(53,833)	(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	53,094	5,897

Net cash provided by financing activities	53,094	5,897

NET (DECREASE) IN CASH	(739)	(1,703)
CASH - BEGINNING OF YEAR	3,336	4,334

CASH - END OF YEAR	$2,597	$2,631

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
September 30, 2007
(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed on September 27, 2007.

The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

Note 2 - Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $82,347, negative cash flow from operations of $53,833 for the three months ended September 30, 2007, has an accumulated deficit of $3,249,450 and a stockholders’ deficiency of $400,040 at September 30, 2007. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 - Accrued Expenses and Other Current Liabilities

	September 30, 2007	June 30, 2007

Legal fees	$31,695	$7,500
Accounting and Auditing	11,800	11,000
Miscellaneous, other	12,075	12,218

Total accrued expenses and other current liabilities	$55,570	$30,718

Note 5 - Affiliated Party Debt Transaction

	September 30, 2007	June 30, 2007

Due to major shareholder/creditor, beginning of period	$109,252	$59,926
Additional borrowings	53,094	49,326
Repayments	—	—

End of year	$162,346	$109,252

See Note 9 to the audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed on September 27, 2007.

Note 6 - Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. Therefore, a valuation allowance equal to the potential deferred tax benefit has been established in full, resulting in no deferred tax benefit as of the balance sheet dates.

Note 7 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $184,721 convertible debt into 1,847,210 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three months ended September 30, 2007 and 2006, respectively, and the financial condition of the Company at September 30, 2007. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed on September 27, 2007.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Amendment Number 1 to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on September 27, 2007.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligations to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview

We have virtually no operating history and due to the uncertain nature of the markets we address or intend to address, it is difficult to predict our future results of operations.

Our Business Strategy

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with a target business. We intend to effect a business combination with a target business which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth.

The Company will not restrict its potential candidate target business to any specific business, industry or geographical location and, thus, may acquire any type of business. However, our management intends to focus on businesses having at least a majority of their assets, based on either a historical balance sheet valuation or a fair market valuation, represented by real estate or other physical assets, or which utilize these types of assets to derive at least a majority of its revenue. The description of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot guarantee that we will properly ascertain or assess all significant risk factors.

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a business combination. Management will fund the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made by them as and when necessary.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Liabilities

Accrued expenses at September 30, 2007 and June 30, 2007 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	September 30, 2007	June 30, 2007	Increase (Decrease)

Legal fees	$31,695	$7,500	$24,195
Accounting fees	11,800	11,000	800
Miscellaneous, other	12,075	12,218	(143)

Total Accrued Expenses and Other Liabilities	$55,570	$30,718	$24,852

The increase in accrued legal fees was the result of costs related to our filing of the Registration Statement on Form 10-SB with the Securities and Exchange Commission.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. See “Liquidity and Capital Resources.” Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Partial payment made November 2004	(155,000)
Interest 1999 through June 2005	643,500

Balance June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance June 30, 2007	181,059
Interest July 2007 through September 2007	3,662

Balance September 30, 2007	$184,721

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by our Chief Executive Officer and majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2007	$109,252
Advances	49,000
Interest	4,094
Repayments	—

Balance, September 30, 2007	$162,346

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

General and administrative expenses were $74,590 for the three months ended September 30, 2007, as compared to $6,226 for the three months ended September 30, 2006, an increase of $68,364. Accounting and Legal expenses for the three months ended September 30, 2007 were higher as a result of our filing the Registration Statement on Form 10-SB with the Securities and Exchange Commission. Legal and Accounting fees of $54,176 and $10,300, respectively, were related to the filing of this Registration Statement on Form 10-SB. Additional Accounting fees of $4,500 were related to the filing of this Form 10-QSB. The increase in Miscellaneous fees was primarily the result of $3,415 in edgarization costs associated with the filing of the Registration Statement on Form 10-SB. Listed below is a summary of these expenses:

	2007	2006

Accounting Fees	$14,800	$2,500
Legal Fees	54,176	—
Management Fees	1,500	1,500
Stock Transfer Fees	250	725
Miscellaneous Fees	3,864	1,501

TOTAL	$74,590	$6,226

Interest expense was $7,757 for the three months ended September 30, 2007, compared to $5,558 for the three months ended September 30, 2006, an increase of $2,199. The increase was the result of higher affiliated party debt at September 30, 2007 compared to 2006, resulting in higher interest expense for the three months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, our cash balance was $2,597 and we had a working capital deficit of $400,040.

A lawsuit filed in June 1999 by JJFN Holdings against us and our subsidiaries resulted in a JJFN Judgment against us for $1,100,000 as well as interest computed at the simple rate of 9% per annum. In November 2004, the former principals of the Company made a partial payment in the amount of $155,000. In December 2005, Strategic agreed to convert $1,500,000 of the then $1,638,000 balance owed to it under the JJFN Judgment into 15,000,000 shares of our Common Stock.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the three months ended September 30, 2007, we had negative cash flows from operating activities of $53,833 compared to negative cash flows of $7,600 for the three months ended September 30, 2006, an increase of $46,233. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2007, our loans from Strategic increased by $53,094.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2007 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

Critical Accounting Policies

The significant accounting policies are summarized as follows:

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments.

Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2007 and 2006. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 3 to our audited financial statements for the fiscal years ended June 30, 2007 and 2006, included in Amendment Number 1 to our Registration Statement on Form 10 SB/A filed on September 27, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 11, 2007, the board of directors and holders of a majority of the Company’s shares of common stock outstanding approved an amendment and restatement of the Articles of Incorporation of the Company to, among other things, decrease the number of authorized shares of the Company’s capital stock, from Five Hundred Twenty Five Million (525,000,000) shares to One Hundred Twenty Five Million (125,000,000) shares, of which One Hundred Million (100,000,000) shares are common stock, par value $0.001 per share, and Twenty Five Million (25,000,000) shares are preferred stock, par value $0.01 per share. Holders of an aggregate of 15,420,000 shares of the Company’s 16,168,733 shares of common stock outstanding approved the amendment and restatement of the Articles of Incorporation by written consent. The Amended and Restated Articles of Incorporation of the Company were filed with the Secretary of State of the State of Nevada on September 25, 2007. A copy of the Amended and Restated Articles of Incorporation was filed as Exhibit 3.1.4 to the Company’s Amendment Number 1 to the Registration Statement on Form 10-SB/A filed on September 27, 2007 and is incorporated by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1.4		Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007.*

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	—	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*		Previously filed on September 27, 2007 with the Registrant’s Amendment Number 1 to the Registration Statement on Form 10 SB/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:   November 14, 2007

By:	/s/ Stephen M. Gould

STEPHEN M. GOULD Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:   November 14, 2007

By:	/s/ David Miller

DAVID MILLER President and Director (Principal Executive Officer)