Form 10QSB
period 2007-12-31
Monarch Investment Properties, Inc.
filed 2008-01-15
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2007, there were 16,168,733 outstanding shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	December 31, 2007 (Unaudited)	June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$4,701	$3,336

Total current assets	4,701	3,336

TOTAL ASSETS	$4,701	$3,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other current liabilities	$32,881	$30,718
Convertible judgment debt payable	188,383	181,059
Affiliated party debt	221,349	109,252

Total Current Liabilities	442,613	321,029

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value 25,000,000 shares authorized, no shares issues and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,287,322)	(3,167,103)

Total Stockholders’ Deficiency	(437,912)	(317,693)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$4,701	$3,336

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenue	$—	$—	$—	$—

General and administrative expenses	28,208	6,409	102,798	12,635

Loss from operations	(28,208)	$(6,409)	(102,798)	(12,635)

Other (expenses):
Interest expense	(9,664)	(5,918)	(17,421)	(11,476)

Total other (expense)	(9,664)	(5,918)	(17,421)	(11,476)

Net loss	$(37,872)	$(12,327)	$(120,219)	$(24,111)

Net loss per common share:
Basic and fully diluted	$(0.002)	$(0.001)	$(0.007)	$(0.001)

Weighted average number of common shares outstanding
Basic and fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

				Additional Paid - In Capital
	Preferred Shares	Common Stock			Accumulated Deficit
		Shares	Amount			Total

Balance at June 30, 2007	—	16,168,733	$16,169	$2,833,241	$(3,167,103)	$(317,693)

Net Loss					(120,219)	(120,219)

Balance at December 31, 2007	—	16,168,733	$16,169	$2,833,241	$(3,287,322)	$(437,912)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,219)	$(24,111)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses and other current liabilities	2,163	(4,238)
Increase in convertible judgment debt payable	7,324	7,384

Total adjustments	9,487	3,146

Net cash used in operating activities	(110,732)	(20,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	112,097	18,093

Net cash provided by financing activities	112,097	18,093

NET INCREASE (DECREASE) IN CASH	1,365	(2,872)
CASH - BEGINNING OF YEAR	3,336	4,334

CASH - END OF PERIOD	$4,701	$1,462

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
December 31, 2007
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission (“SEC”) on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

Note 2 – Agreement and Plan of Merger

On December 18, 2007 the Company and All American Home Products, LLC, a Florida limited liability company (“All American”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which All American will merge with, and into, the Company (the “Merger”). The Board of Directors of the Company has unanimously approved the Merger Agreement.

All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American is headquartered in Pompano Beach, Florida.

Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, All American will be merged with, and into, the Company and the separate existence of All American will cease. The Company will be the surviving corporation in the Merger and will continue its corporate existence under the laws of the State of Nevada. The directors and officers of All American, immediately prior to the effective time, will become the directors and officers of the Company upon consummation of the Merger.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each unit representing a membership interest of All American (collectively, the “Membership Interests”) will be converted into and become 1.2192383 fully paid and non-assessable shares of common stock, par value $0.001 per share, of the Company (“Common Stock”). At the effective time of the Merger, the Membership Interests of All American will no longer be outstanding and shall automatically be cancelled and retired and cease to exist, and each All American member shall cease to have any rights with respect to the Membership Interests of All American, except the right to receive the merger shares. No fractions of a share of Common Stock will be issued, and in lieu of such issuance, an All American member who would otherwise be entitled to a fraction of a share of Common Stock as a result of the exchange of shares contemplated by the Merger Agreement will receive from us one additional share of Common Stock.

The consummation of the Merger is subject to certain conditions, including approval of the members of All American and the Company’s stockholders and the completion of a 1 for 16.168733 reverse stock split (the “reverse split”) to be effectuated by the Company prior to the merger, pursuant to which each 16.168733 old shares of the Company’s common stock issued and outstanding prior to such reverse stock split will be converted and exchanged into one share of new Common Stock following such reverse stock split, with any fractional shares being rounded up to the next whole share.

The Merger Agreement contains certain termination rights for both the Company and All American, including without limitation, the mutual right to terminate the Merger Agreement if for any reason the closing has not occurred on or before March 1, 2008. Consummation of the Merger is also subject to customary closing conditions, and representation, warranties and covenants from each of the Company and All American.

Conversion of Judgment Debt

On March 14, 2005, the Company issued to Strategic Capital Resources, Inc. (“Strategic”) a seven-year warrant to purchase 1,100,000 shares of Common Stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of a promissory note (the “JJFN Note”) between the Company and JJFN Holdings, Inc., a wholly-owned subsidiary of Strategic (“JJFN”). The Strategic Warrant contains certain anti-dilution provisions which provide that if at any time the number of shares of Common Stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its Common Stock or Preferred Stock payable in shares of Common Stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of its assets, the number and nature of the Common Stock issuable or issued on the exercise of the Strategic Warrant will be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of Common Stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place. The Strategic Warrant also contains a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of Common Stock having a fair market value equal to the exercise price. The Strategic Warrant also provides certain “piggyback” registration rights whereby the Company is required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act and upon the request of Strategic to include those registrable shares underlying the Strategic Warrant in such registration statement.

The Merger Agreement also provides that, at the Closing payment in full will be made on all obligations the Company owes to JJFN, which consists of amounts owed by the Company under the JJFN Note. The judgment held by an affiliate of the Company’s principal stockholder was $184,721 at September 30, 2007 (principal balance with accrued interest at December 31, 2007 is $188,383). Pursuant to the Merger Agreement, the principal balance of the JJFN Note, plus any accrued but unpaid interest thereon, will be converted into Company Common Stock at a conversion price of $.10 per share immediately before the Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the Supreme Court of the State of New York, County of Queens, relating to a judgment previously obtained by JJFN against the Company.

Conversion of Strategic Warrant

The Strategic Warrant which is outstanding is exercisable for 1,100,000 shares of pre-reverse merger Common Stock at an exercise price of .001 per share. The Company anticipates the warrant will be exercised on the closing date of the Merger into 1,100,000 shares of Common Stock on a pre-reverse split basis which will then be subject to the 16.168733 reverse stock split resulting in the increase of new Common Stock of 68,031 in exchange for the old shares.

Accounting Treatment for the Merger

The Merger will be treated as a reverse acquisition for accounting purposes, with AAHP being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on December 31, 2007 is a cash balance of $4,701.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of AAHP, the members of AAHP will receive approximately 19 million shares of post reverse - split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and the Strategic Warrant. The Company’s current stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

Common Stock To Be Outstanding Upon Consummation of Merger

Current shares outstanding	16,168,733

Reverse stock split adjustment of Company’s shares to existing stockholders at the reverse stock rate of 16.168733

New shares to be issued upon completion of Merger in exchange for old shares	1,000,000

Approximate number of shares to be issued upon conversion of judgment debt	116,510

Approximate number of shares to be issued upon conversion of the Strategic Warrant	68,031

Approximate number of new shares to be issued for acquisition of AAHP	19,000,000

Approximate total number of shares to be outstanding after consummation of the proposed Merger	20,184,541

Note 3 – Accounting Policies

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and shareholder payable approximated their fair market value based on the short-term maturity of these instruments.

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2007. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Note 4- Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $120,219, negative cash flow from operations of $110,732 for the six months ended December 31, 2007, has an accumulated deficit of $3,287,322 and a stockholders’ deficiency of $437,912 at December 31, 2007. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 5 – Accrued Expenses and Other Current Liabilities

	December 31, 2007	June 30, 2007

Legal fees	$12,842	$7,500
Accounting and Auditing	7,000	11,000
Miscellaneous, other	13,039	12,218

Total accrued expenses and other current liabilities	$32,881	$30,718

Note 6 – Affiliated Party Debt Transaction

	December 31, 2007	June 30, 2007

Due to major shareholder/creditor, beginning of period	$109,252	$59,926
Additional borrowings and accrued interest	112,097	49,326
Repayments	—	—

End of year	$221,349	$109,252

See Note 2 – “Agreement and Plan of Merger” and Note 9 to the audited financial statements included in the Company’s Registration Statement on Form 10-SB/A for the year ended June 30, 2007.

Note 7 – Income Taxes

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $188,383 convertible debt into 1,883,830 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and six months ended December 31, 2007 and 2006, respectively, and the financial condition of the Company at December 31, 2007. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed with the SEC on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in or implied by this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed or implied by in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Amendment Number 1 to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

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

Overview

We have virtually no operating history and due to the uncertain nature of the markets we address or intend to address, due to it is difficult to predict our future results of operations.

Our Business Strategy

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with a target company. We intend to effect a business combination with a target company, which we believe has significant growth potential. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth.

The Company will not restrict its potential candidate business to any specific business, industry or geographical location and, thus, may acquire any type of business. However, our management intends to focus on businesses having at least a majority of their assets, based on either a historical balance sheet valuation or a fair market valuation, represented by real estate or other physical assets, or which utilize these types of assets to derive at least a majority of its revenue. The description of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot guarantee that we will properly ascertain or assess all significant risk factors.

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) and consummating a business combination. Management anticipates that financing the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made by them or their affiliates as and when necessary. There is no assurance of such funding will continue.

On December 18, 2007 the Company and All American Home Products, LLC, a Florida limited liability company (“All American”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which All American will merge with, and into, the Company (the “Merger”). The Board of Directors of the Company has unanimously approved the Merger Agreement.

All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American is headquartered in Pompano Beach, Florida.

Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, All American will be merged with, and into, the Company and the separate existence of All American will cease. We will be the surviving corporation in the Merger and will continue our corporate existence under the laws of the State of Nevada. The directors and officers of All American, immediately prior to the effective time, shall become the directors and officers of the Company upon consummation of the Merger. Consummation of the Merger is subject to the approval of the Company stockholders and the members of All American.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each unit representing a membership interest of All American (collectively, the “Membership Interests”) will be converted into and become 1.2192383 fully paid and non-assessable shares of common stock, par value $0.001 per share, of the Company. At the effective time of the Merger, the Membership Interests of All American will no longer be outstanding and shall automatically be cancelled and retired and cease to exist, and each All American member shall cease to have any rights with respect to the Membership Interests of All American, except the right to receive the merger shares. No fractions of a share of Common Stock will be issued, and in lieu of such issuance, an All American member who would otherwise be entitled to a fraction of a share of Common Stock as a result of the exchange of shares contemplated by the Merger Agreement will receive from us one additional share of Common Stock.

The consummation of the Merger is subject to certain conditions, including the completion of a 1 for 16.168733 reverse stock split to be effectuated by the Company prior to the merger, pursuant to which each 16.168733 shares of the Company’s Common Stock issued and outstanding prior to such reverse stock split will be converted and exchanged into one share of Common Stock following such reverse stock split, with any fractional shares being rounded up to the next whole share.

The Merger Agreement contains certain termination rights for both the Company and All American, including without limitation, the mutual right to terminate the Merger Agreement if for any reason the closing has not occurred on or before March 1, 2008. Consummation of the Merger is also subject to customary closing conditions, and representation, warranties and covenants from each of the Company and All American.

The Merger will be treated as a reverse acquisition for accounting purposes, with AAHP being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on December 31, 2007 is a cash balance of $4,701.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of AAHP, the members of AAHP will receive approximately 19 million shares of post reverse - split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and the Strategic Warrant. The Company’s stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

Conversion of Judgment Debt

On March 14, 2005, the Company issued to Strategic a seven-year warrant to purchase 1,100,000 shares of Common Stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of the promissory note between the Company and JJFN Holdings. The Strategic Warrant contains certain anti-dilution provisions which provide that if at any time the number of shares of Common Stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its Common Stock or Preferred Stock payable in shares of Common Stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of it assets, the number and nature of the Common Stock issuable or issued on the exercise of the Strategic Warrant will be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of Common Stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place. The Strategic Warrant also contains a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of Common Stock having a fair market value equal to the exercise price. The Strategic Warrant also provides certain “piggyback” registration rights whereby the Company is required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act and upon the request of Strategic to include those registrable shares underlying the Strategic Warrant in such registration statement.

The Merger Agreement provides, at the Closing payment in full will be made to discharge all obligations due to the Company’s principal stockholder. The judgment held by an affiliate of the Company’s principal stockholder in the amount of $184,721 at September 30, 2007 (balance at December 31, 2007 of $188,383), plus any accrued but unpaid interest thereon, will be converted into the Company’s Common Stock at a conversion price of $.10 per share immediately before the Company’s Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the issuing court.

Conversion of Strategic Warrant

The Strategic Warrant which is outstanding is exercisable for 1,100,000 shares of pre-reverse merger Common Stock at an exercise price of .001 per share. The Company anticipates the Strategic Warrant will be exercised on the closing date of the Merger into 1,100,000 shares of Common Stock on a pre-reverse split basis which will then be subject to the 16.168733 reverse stock split resulting in the increase of new Common Stock of 68,031 in exchange for the old shares.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of AAHP, the members of AAHP will receive approximately 19 million shares of post reverse Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and the Strategic Warrant. The current Company stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

Common Stock To Be Outstanding Upon Consummation of Merger

Current shares outstanding	16,168,733

Reverse stock split adjustment of Company’s shares to existing stockholders at the reverse stock rate of 16.168733

New shares to be issued upon completion of Merger in exchange for old shares	1,000,000

Approximate number of shares to be issued upon conversion of judgment debt	116,510

Approximate number of shares to be issued upon conversion of the Strategic Warrant	68,031

Approximate number of new shares to be issued for acquisition of AAHP	19,000,000

Approximate total number of shares to be outstanding after consummation of the proposed Merger	20,184,541

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Liabilities

Accrued expenses at December 31, 2007 and June 30, 2007 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	December 31, 2007	June 30, 2007	Increase (Decrease)

Legal fees	$12,842	$7,500	$5,342
Accounting fees	7,000	11,000	(4,000)
Miscellaneous, other	13,039	12,218	821

Total Accrued Expenses and Other Liabilities	$32,881	$30,718	$2,163

The increase in accrued legal fees was the result of costs related to our filing of our September 30, 2007 Form 10-QSB with the Securities and Exchange Commission, as well as due diligence and preparation of the merger agreement.

The reduction in accrued accounting fees was the result of payments made during the current fiscal year for prior year’s audit and tax fees in connection with our filing of the registration statement on Form 10-SB/A with the Securities and Exchange Commission. This reduction was partially offset by accruals for the current year.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Partial payment made November 2004	(155,000)
Interest 1999 through June 2005	643,500

Balance June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance June 30, 2007	181,059
Interest July 2007 through December 2007	7,324

Balance December 31, 2007	$188,383

On March 14, 2005, the Company issued to Strategic a seven-year warrant to purchase 1,100,000 shares of Common Stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of the promissory note between the Company and JJFN Holdings. The Strategic Warrant contains certain anti-dilution provisions which provide that if at any time the number of shares of Common Stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its Common Stock or Preferred Stock payable in shares of Common Stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of it assets, the number and nature of the Common Stock issuable or issued on the exercise of the Strategic Warrant will be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of Common Stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place. The Strategic Warrant also contains a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of Common Stock having a fair market value equal to the exercise price. The Strategic Warrant also provides certain “piggyback” registration rights whereby the Company is required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act and upon the request of Strategic to include those registrable shares underlying the Strategic Warrant in such registration statement.

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2007	$109,252
Advances	102,000
Interest	10,097
Repayments	—

Balance, December 31, 2007	$221,349

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination with an operating entity. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

General and administrative expenses were $28,208 for the three months ended December 31, 2007, as compared to $6,409 for the three months ended December 31, 2006, an increase of $21,799. Accounting fees were higher as a result of our Securities and Exchange Commission reporting requirements. Legal fees were higher as a result of preparations of merger agreement and performing due diligence with the merger candidate, as well as various Securities and Exchange Commission filings. The increase in Miscellaneous Fees was primarily the result of $4,455 in edgarization costs associated with various Securities and Exchange Commission filings. Listed below is a summary of these expenses:

	2007	2006

Accounting Fees	$4,500	$2,500
Legal Fees	17,370	—
Management Fees	1,500	1,500
Edgarization Fees	4,455	—
Stock Transfer Fees	150	910
Miscellaneous Fees	233	1,499

TOTAL	$28,208	$6,409

Interest expense was $9,664 for the three months ended December 31, 2007, compared to $5,918 for the three months ended December 31, 2006, an increase of $3,746. The increase was the result of higher affiliated party debt at December 31, 2007 compared to 2006, resulting in higher interest expense for the three months ended December 31, 2007.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

General and administrative expenses were $102,798 for the six months ended December 31, 2007, as compared to $12,635 for the six months ended December 31, 2006, an increase of $90,163. Accounting and Legal expenses for the six months ended December 31, 2007 were higher primarily as a result of our filing the Registration Statement on Form 10-SB/A with the Securities and Exchange Commission. Legal and Accounting fees of $54,176 and $10,300, respectively, were related to the filing of this Registration Statement on Form 10-SB. Additional Accounting and Legal fees of $9,000 and $4,340 respectively, were related to the filing of two Form 10-QSB’s. Approximately $10,400 of legal fees related to due diligence and the Merger Agreement. The increase in Miscellaneous fees was primarily the result of $7,871 in edgarization costs associated with various Securities and Exchange Commission filings. Listed below is a summary of these expenses:

	2007	2006

Accounting Fees	$19,300	$5,000
Legal Fees	71,546	—
Management Fees	3,000	3,000
Edgarization Costs	7,871	—
Stock Transfer Fees	400	1,635
Miscellaneous Fees	681	3,000

TOTAL	$102,798	$12,635

Interest expense was $17,421 for the six months ended December 31, 2007, compared to $11,476 for the six months ended December 31, 2006, an increase of $5,945. The increase was the result of higher affiliated party debt at December 31, 2007 compared to 2006, resulting in higher interest expense for the six months ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2007, our cash balance was $4,701 and we had a working capital deficit of $437,912.

To date, our operations have been funded by a company which is controlled by our President. This funding included paying professional and edgarization fees, as well as accruing interest on the affiliated debt and $500 per month for management fees.

For the six months ended December 31, 2007, we had negative cash flows from operating activities of $110,732 compared to negative cash flows of $20,965 for the six months ended December 31, 2006, an increase of $89,767. We have been dependent upon proceeds of loans from affiliates to fund continuing activities. For the six months ended December 31, 2007, our loans from this company increased by $112,097 to pay the above described professional fees. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2007 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

Significant Accounting Policies

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

Statement of Financial Accounting Standards (“SFAS”) No. 107requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2007 and 2006. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 3 to our audited financial statements for the fiscal years ended June 30, 2007 and 2006, included in Amendment Number 1 to our Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.     CONTROLS AND PROCEDURES

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

2.1 –

Agreement and Plan of Merger by and among, Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007 (incorporated by reference to the exhibit filed with the registrant’s Current Report on Form 8-K for the event dated December 18, 2007)

31.1 –	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 –	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32 –	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:	January 15, 2008

By:	/s/ Stephen M. Gould

STEPHEN M. GOULD
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 15, 2008

By:	/s/ David Miller

DAVID MILLER
President and Director
(Principal Executive Officer)