Form 10QSB
period 2008-03-31
Monarch Investment Properties, Inc.
filed 2008-04-10
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of March 31, 2008, there were 16,168,733 outstanding shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$1,237	$3,336

Total current assets	1,237	3,336

TOTAL ASSETS	$1,237	$3,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other current liabilities	$57,238	$30,718
Convertible judgment debt payable	192,045	181,059
Affiliated party debt	244,964	109,252

Total Current Liabilities	494,247	321,029

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value 25,000,000 shares authorized, no shares issues and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,342,420)	(3,167,103)

Total Stockholders’ Deficiency	(493,010)	(317,693)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,237	$3,336

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008		2007	2008	2007

Revenue	$		$—	$—	$—

General and administrative expenses		44,321	5,750	147,119	18,385

Loss from operations		(44,321)	(5,750)	(147,119)	(18,385)

Other (expenses):
Interest expense		(10,777)	(6,186)	(28,198)	(17,662)

Total other (expense)		(10,777)	(6,186)	(28,198)	(17,662)

Net loss		$(55,098)	$(11,936)	$(175,317)	$(36,047)

Net loss per common share:
Basic and fully diluted		$(0.003)	$(0.001)	$(0.011)	$(0.002)

Weighted average number of common shares outstanding Basic and fully diluted		16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007		16,168,733	$16,169	$2,833,241	$(3,167,103)	$(317,693)

Net Loss					(175,317)	(175,317)

Balance at March 31, 2008	—	16,168,733	$16,169	$2,833,241	$(3,342,420)	$(493,010)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,317)	$(36,047)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses and other current liabilities	26,520	(7,049)
Increase in convertible judgment debt payable	10,986	10,996

Total adjustments	37,506	3,947

Net cash used in operating activities	(137,811)	(32,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	135,712	29,775

Net cash provided by financing activities	135,712	29,775

NET INCREASE (DECREASE) IN CASH	(2,099)	(2,325)
CASH - BEGINNING OF YEAR	3,336	4,334

CASH - END OF PERIOD	$1,237	$2,009

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
March 31, 2008
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission (“SEC”)on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

Details of the Merger Agreement and information related to the business of All American and its unaudited financial statements for the interim period ended September 30, 2007 and its audited financial statements for the year ended December 31, 2006 and accompanying notes were filed with the Securities and Exchange Commission on February 14, 2008 in a Preliminary Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Act of 1934. In accordance with SEC regulations, All American’s audited financial statements for the year ended December 31, 2007 will be filed with the SEC in an amended Information Statement following which a Definitive Information Statement will be mailed to the Company’s stockholders.

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

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each unit representing a membership interest of All American (collectively, the “Membership Interests”) will be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.001 per share, of the Company (“Common Stock”). At the effective time of the Merger, the Membership Interests of All American will no longer be outstanding and shall automatically be cancelled and retired and cease to exist, and each All American member shall cease to have any rights with respect to the Membership Interests of All American, except the right to receive the merger shares. No fractions of a share of Common Stock will be issued, and in lieu of such issuance, an All American member who would otherwise be entitled to a fraction of a share of Common Stock as a result of the exchange of shares contemplated by the Merger Agreement will receive from us one additional share of Common Stock.

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

The Merger Agreement contains certain termination rights for both the Company and All American, including without limitation, the mutual right to terminate the Merger Agreement if for any reason the closing has not occurred on or before March 1, 2008. If either party materially breaches the Agreement, then such party can be required to pay the other party’s fees and costs incurred related to this transaction. All American has requested an extension of the Agreement until April 30, 2008. Consummation of the Merger is also subject to customary closing conditions, and representation, warranties and covenants from each of the Company and All American.

Conversion of Judgment Debt

On March 14, 2005, the Company issued to Strategic Capital Resources, Inc. (“Strategic”) a seven-year warrant to purchase 1,100,000 shares of Common Stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of a promissory note (the “JJFN Note”) between the Company and JJFN Holdings, Inc., a wholly-owned subsidiary of Strategic (“JJFN”). The Strategic Warrant contains certain anti-dilution provisions which provide that if at any time the number of shares of Common Stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its Common Stock or Preferred Stock payable in shares of Common Stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of it assets, the number and nature of the Common Stock issuable or issued on the exercise of the Strategic Warrant will be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of Common Stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place. The Strategic Warrant also contains a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of Common Stock having a fair market value equal to the exercise price. The Strategic Warrant also provides certain “piggyback” registration rights whereby the Company is required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act and upon the request of Strategic to include those registerable shares underlying the Strategic Warrant in such registration statement.

The Merger Agreement also provides that, at the Closing payment in full will be made on all obligations the Company owes to JJFN, which consists of amounts owed by the Company under the JJFN Note, as well as all other obligations of the Company. The judgment held by an affiliate of the Company’s principal stockholder at March 31, 2008 is $192,045. Pursuant to the Merger Agreement, the principal balance of the JJFN Note, plus any accrued but unpaid interest thereon, will be converted into Company Common Stock at a conversion price of $.10 per share immediately before the Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the Supreme Court of the State of New York, County of Queens, relating to a judgment previously obtained by JJFN against the Company.

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

Accounting Treatment for the Merger

The Merger will be treated as a reverse acquisition for accounting purposes, with AAHP being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on March 31, 2008 is a cash balance of $1,237.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of AAHP, the members of AAHP will receive approximately 19 million shares of post reverse split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and Strategic Warrant. The Company’s current stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

Common Stock To Be Outstanding Upon Consummation of Merger

Current shares outstanding	16,168,733

Reverse stock split adjustment of Company’s shares to existing stockholders at the reverse stock rate of 16.168733

New shares to be issued upon completion of Merger in exchange for old shares	1,000,000

Approximate number of shares to be issued upon conversion of judgment debt	116,510

Approximate number of shares to be issued upon conversion of Strategic Warrant	68,031

Approximate number of new shares to be issued for acquisition of AAHP	19,000,000

Approximate total number of shares to be outstanding after consummation of the proposed Merger	20,184,541

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

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Note 4 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $175,317, negative cash flow from operations of $137,811 for the nine months ended March 31, 2008, has an accumulated deficit of $3,342,420 and a stockholders’ deficiency of $493,010 at March 31, 2008. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 5 – Accrued Expenses and Other Current Liabilities

	March 31, 2008	June 30, 2007

Legal fees	$35,738	$7,500
Accounting and Auditing	9,500	11,000
Miscellaneous, other	12,000	12,218

Total accrued expenses and other current liabilities	$57,238	$30,718

Note 6 – Affiliated Party Debt Transaction

	Nine Months Ended March 31, 2008	Year Ended June 30, 2007

Due to major shareholder/creditor, beginning of period	$109,252	$59,926
Additional borrowings	118,500	39,609
Accrued interest	17,212	9,717
Repayments	—	—

End of year	$244,964	$109,252

See Note 2 – “Agreement and Plan of Merger” and Note 9 to the audited financial statements included in the Company’s Registration Statement on Form 10-SB/A for the fiscal year ended June 30, 2007.

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $192,045 convertible debt into 1,920,450 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and nine months ended March 31, 2008 and 2007, respectively, and the financial condition of the Company at March 31, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2007 and 2006 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed with the SEC on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in, or implied by, this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed, or implied by, in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in, or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Amendment Number 1 to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on September 27, 2007. The Company’s Registration Statement became effective by statute on October 7, 2007.

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

Overview

We have virtually no operating history and due to the uncertain nature of the markets we address or intend to address, due to this, it is difficult to predict our future results of operations.

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

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) and consummating a business combination. Management anticipates that financing the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made by them or their affiliates or non-affiliated third parties as and when necessary. There is no assurance of such funding will continue.

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

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each unit representing a membership interest of All American (collectively, the “Membership Interests”) will be converted into and become one (1) fully paid and non-assessable share of common stock, par value $0.001 per share, of the Company. At the effective time of the Merger, the Membership Interests of All American will no longer be outstanding and shall automatically be cancelled and retired and cease to exist, and each All American member shall cease to have any rights with respect to the Membership Interests of All American, except the right to receive the merger shares. No fractions of a share of Common Stock will be issued, and in lieu of such issuance, an All American member who would otherwise be entitled to a fraction of a share of Common Stock as a result of the exchange of shares contemplated by the Merger Agreement will receive from us one additional share of Common Stock.

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

The Merger Agreement contains certain termination rights for both the Company and All American, including without limitation, the mutual right to terminate the Merger Agreement if for any reason the closing has not occurred on or before March 1, 2008. All American has requested an extension of the Merger Agreement through April 30, 2008.

Consummation of the Merger is also subject to customary closing conditions, and representation, warranties and covenants from each of the Company and All American. If either party materially breaches the Agreement, then such party can be required to pay the other party’s fees and costs incurred related to this transaction.

The Merger will be treated as a reverse acquisition for accounting purposes, with AAHP being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on March 31, 2008 is a cash balance of $1,237.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of AAHP, the members of AAHP will receive approximately 19 million shares of post reverse split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and the Strategic Warrant. The Company’s stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

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

The Merger Agreement provides, at the Closing, payment in full will be made to discharge all obligations due to the Company’s principal stockholder. The judgment held by an affiliate of the Company’s principal stockholder in the amount of $192,045 at March 31, 2008, plus any accrued but unpaid interest thereon, will be converted into the Company Common Stock at a conversion price of $.10 per share immediately before the Company’s Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the issuing court.

Conversion of Strategic Warrant

The Strategic Warrant which is outstanding is exercisable for 1,100,000 shares of pre-reverse merger Common Stock at an exercise price of .001 per share. The Company anticipates the Strategic Warrant will be exercised on the closing date of the Merger into 1,100,000 shares of Common Stock, on a pre-reverse split basis, which will then be subject to the 16.168733 reverse stock split resulting in the increase of new Common Stock of 68,031 in exchange for the old shares.

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

Accrued Expenses and Other Liabilities

Accrued expenses at March 31, 2008 and June 30, 2007 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	March 31, 2008	June 30, 2007	Increase (Decrease)

Legal fees	$35,738	$7,500	$28,238
Accounting fees	9,500	11,000	(1,500)
Miscellaneous, other	12,000	12,218	(218)

Total Accrued Expenses and Other Liabilities	$57,238	$30,718	$26,520

The increase in accrued legal fees was primarily the result of costs related to our filing the preliminary information statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission, as well as due diligence and preparation of the merger agreement.

The reduction in accrued accounting fees was the result of the net between payments made and the accrual. During the current fiscal year the prior year’s audit and tax preparation fees were paid that pertained to our filing of the registration statement on Form 10-SB/A with the Securities and Exchange Commission.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Partial payment made November 2004	(155,000)
Interest 1999 through June 2005	643,500

Balance June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance June 30, 2007	181,059
Interest July 2007 through March 2008	10,986

Balance March 31, 2008	$192,045

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

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2007	$109,252
Advances	118,500
Interest	17,212
Repayments	—

Balance, March 31, 2008	$244,964

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination with an operating entity. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

General and administrative expenses were $44,321 for the three months ended March 31, 2008, as compared to $5,750 for the three months ended March 31, 2007, an increase of $38,571. Accounting fees were higher as a result of our Securities and Exchange Commission reporting requirements. Legal fees were higher as a result of preparations of the information statement and merger agreement, performing due diligence with the merger candidate and various Securities and Exchange Commission filings. The increase in Edgarization Fees was the result of costs associated with various Securities and Exchange Commission filings, primarily the information statement. Listed below is a summary of these expenses:

	2008	2007

Accounting Fees	$4,500	$2,500
Legal Fees	36,000	—
Management Fees	1,500	1,500
Edgarization Fees	1,083	—
Stock Transfer Fees	575	250
Miscellaneous Fees	663	1,500

TOTAL	$44,321	$5,750

Interest expense was $10,777 for the three months ended March 31, 2008, compared to $6,186 for the three months ended March 31, 2007, an increase of $4,591. The increase was the result of higher affiliated party debt at March 31, 2008 compared to 2007, resulting in higher interest expense for the three months ended March 31, 2008.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

General and administrative expenses were $147,119 for the nine months ended March 31, 2008, as compared to $18,385 for the nine months ended March 31, 2007, an increase of $128,734. Accounting and Legal expenses for the nine months ended March 31, 2008 were higher primarily as a result of our filing the Registration Statement on Form 10-SB/A with the Securities and Exchange Commission. Accounting fees in 2008 of $23,800 comprised of $10,300 related to the filing of the Registration Statement on Form 10-SB and $6,000 pertains to the Form 10-QSB filings and $7,500 pertains to audit and tax services. Legal fees in 2008 of $107,553 comprised of $54,176 related to filing of the Registration Statement on Form 10-SB, $38,130 pertains to due diligence including Merger Agreement and $15,247 pertains to the Form 10-QSB filings. The increase in Edgarization Fees was the result of costs associated with various Securities and Exchange Commission filings, primarily the cost of filing the information statement. Listed below is a summary of these expenses:

	2008	2007

Accounting Fees	$23,800	$7,500
Legal Fees	107,553	—
Management Fees	4,500	4,500
Edgarization Costs	8,954	—
Stock Transfer Fees	975	1,885
Miscellaneous Fees	1,337	4,500

TOTAL	$147,119	$18,385

Interest expense was $28,198 for the nine months ended March 31, 2008, compared to $17,662 for the nine months ended March 31, 2007, an increase of $10,536. The increase was the result of higher affiliated party debt at March 31, 2008 compared to 2007, resulting in higher interest expense for the nine months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, our cash balance was $1,237 and we had a working capital deficit of $493,010.

To date, our operations have been funded by a company which is controlled by our President. This funding included paying professional and edgarization fees, as well as accruing interest on the affiliated debt and $500 per month for management fees.

For the nine months ended March 31, 2008, we had negative cash flows from operating activities of $137,811 compared to negative cash flows of $32,100 for the nine months ended March 31, 2007, an increase of $105,711. We have been dependent upon proceeds of loans from affiliates to fund continuing activities. For the nine months ended March 31, 2008, our loans from this company increased by $135,712 to pay the above described professional fees. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2007 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2008 and 2007. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Date: April 10, 2008

By:	/s/ Stephen M. Gould

STEPHEN M. GOULD
Treasurer and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: April 10, 2008

By:	/s/ David Miller

DAVID MILLER
President and Director (Principal Executive Officer)