Form 10KSB
period 2008-06-30
Monarch Investment Properties, Inc.
filed 2008-08-04
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 000-52754

Monarch Investment Properties, Inc.

(Name of small business issuer in its charter)

Nevada	84-1251553

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 N. Military Trail, Suite 203, Boca Raton, FL	33431

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (561) 391- 6117

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock $.001 par Value

(Title of Class)

(Title of Class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act   ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☒               No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒          No     ☐

          State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).     Zero (-0-)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes     ☐          No     ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 16,168,733

MONARCH INVESTMENT PROPERTIES, INC.
FORM 10-KSB
PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-KSB Statement that do not relate to present or historical conditions or facts are “forward-looking statements” within the meaning of that term in the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 1. Description of Business

History

We were organized under the laws of the State of Nevada under the name Comstock Tailings Company on May 13, 1988 for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. On or about March 31, 1997, we consummated a merger with Iron Holdings Corp. (“Old Iron”), a New York corporation, including its wholly-owned subsidiary company, Iron Eagle Contracting & Mechanical, Inc. (“IECM”) and changed our name to Iron Holdings Corp. (“Iron Holdings”). IECM was a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. IECM ceased operations shortly thereafter due to its incurring significant losses from operations.

On June 29, 1998, we changed our name to Monarch Investment Properties, Inc.

From 1994 to February 1999, we filed reports with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. On February 11, 1999, we filed a Form 15 terminating the registration of our securities under Section 12 of the Exchange Act.

On August 7, 2007, the Company filed Form 10-SB12G on a voluntary basis to provide current public information to the investment community. Accordingly, the Company again became a reporting company.

Change of Control

During 1997, we defaulted on payment of a promissory note in the principal amount of $1,100,000 representing a loan that had been made to us by JJFN Holdings, Inc. (“JJFN Holdings”), a wholly-owned subsidiary of Strategic Capital Resources, Inc. (“Strategic”), in connection with our acquisition of IECM. As a result of this default, during June 1999, JJFN Holdings filed an action in the Supreme Court of the State of New York, County of Queens against us, and our subsidiaries, IECM, Iron Holdings, and Tahoe Realty Corp., as well as two of our officers and certain other individuals, to recover the monies due to JJFN Holdings under the promissory note. During November 2004, the action was settled by: (i) payment from the former principals of the Company of $155,000 to Strategic; (ii) entry by the Court of a judgment against the Company in the amount of $1,100,000 (representing the principal amount of the loan from JJFN) plus accrued interest, (or $1,522,997.20 in the aggregate at the time of the entry of the judgment) (the “JJFN Judgment”), and (iii) surrender of 420,000 shares of common stock of the Company, par value $.001 per share (the “Common Stock”) to Strategic by the former principals and majority stockholders of the Company. As a result of the transfer of shares of Common Stock from the former principals, Strategic acquired a 62.8% equity ownership interest in the Company. Additionally, in connection with the settlement, the former officers and directors of the Company tendered their resignations, and Mr. David Miller, the Company’s President, was first elected and appointed director and officer of the Company.

During December 2005, Strategic agreed to convert $1,500,000 of the then current $1,638,000 balance on the JJFN Judgment into 15,000,000 shares of Common Stock of the Company, which shares were issued to Strategic during March 2006. The 15,000,000 shares were transferred to the stockholders of Strategic pursuant to Strategic’s declaration of a stock dividend in March 2006 in the following amounts: Lite N Low, Inc. – 1,485,000 shares; Priority Capital Corp. – 2,205,000 shares; Helen Miller Irrevocable Trust – 1,770,000 shares; Scott Miller – 1,875,000 shares; Rita Miller – 1,875,000 shares and David Miller 5,790,000 shares. During July 2007, Ms. Rita Miller transferred 1,875,000 shares to her spouse, Mr. David Miller.

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

Business Strategy

We have no current operations and we have only nominal assets. We are a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act (i.e., a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets). Our primary business plan is to seek, investigate, and, if we believe warranted, acquire one or more companies with business operations and to pursue other related activities intended to enhance stockholder value. Our activities are currently directed at developing our acquisition plan and raising initial capital. We have very limited capital, and it is unlikely that or we will be able to take advantage of more than one such business opportunity even if we are presented with more than one business opportunity.

Agreement and Plan of Merger with All American Home Products, LLC (“All American”)

On December 18, 2007, we executed a Merger Agreement with All American, whereby All American will merge with and into the Company and the Company will be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00, paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which will be credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we will become obligated to issue the holders of All American Units one share of our Common Stock for each Unit held at the Effective Time. Any All American Warrants in existence immediately prior to the merger will be automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time, provided that the number of shares to be issued to holders of Units and the exercise price will be adjusted on the same basis as the shares of Common Stock to be issued in the merger. It is currently anticipated that we will issue to the holders of All American Units an aggregate of approximately 19,775,000 shares of our restricted Common Stock. As of the Effective Time, All American’s members will own approximately 94% of the outstanding shares in the post-merger entity, with the existing stockholders of Monarch owning approximately 6% of the outstanding shares in the post-merger entity, subject to adjustment under the terms of the Merger Agreement.

We believe, after examining All American’s business plan, interviewing its management, and examining its products and services, that All American presents a desirable merger opportunity for the Company. However, despite this belief we cannot assure you that All American will be able to effect its business plan or compete successfully. See “Risk Factors.”

All American is a Florida limited liability company organized on September 15, 2006. All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American currently conducts operations directly and through its wholly owned subsidiaries, CK Home Products, Inc.

All American’s principal executive offices are located at 1940 N.W. 18th Street, Suite 5, Pompano Beach, Florida 33069. Its telephone number is (954) 984-HOME (4663). Its website address is: www.ckhomeproductsinc.com. Information contained in this website is not part of this information statement.

Our Board of Directors believes that the proposed merger is in the best interests of our stockholders. The Merger Agreement was approved by our Board of Directors by written consent dated December 11, 2007. The Board of Directors of All American approved the Merger Agreement by written consent dated December 3, 2007. A majority of our Stockholders approved the merger by written consent dated December 13, 2007.

Our Board of Directors believes that the proposed Reverse Split, name change and appointment of new directors are in the best interests of our stockholders. The proposed Reverse Split, name change and appointment of directors were approved by the written consent of our Board of Directors dated December 11, 2007. A majority of our Stockholders approved the Reveres Split and change in corporate name by written consent date December 13, 2007. See “Amendment to Our Articles of Incorporation: Reverse Split,” and “Amendment to Our Articles of Incorporation: Name Change.”

Upon the consummation of a business combination, we will, where required by applicable SEC regulations, file with the SEC a current report on Form 8-K to disclose the business combination, the terms of the transaction and a description of the business and management of the target business, among other things, and will file audited consolidated financial statements of the Company giving effect to the business combination either in the initial Form 8-K filing or in an amendment to that filing.

Employees

As of June 30, 2008 we had no employees other than our executive officers. Each of our executive officers are engaged in outside business activities and will devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our shareholders and affiliate, Strategic, pursuant to a letter agreement, dated July 9, 2007.

Strategic is currently providing day-to-day management services to the Company pursuant to a letter agreement, date July 9, 2007, for a management fee of $500.00 per month. Strategic’s responsibilities under the agreement include the following services: (i) provision of storage space; (ii) maintenance of the books and records of the Company; (iii) administrative assistance in the preparation and filing of quarterly and annual financial statements, as well as Registration Statements; and (iv) other administrative and management services as may be reasonably required, not to exceed five (5) hours per month. Such additional services may include reviewing and analyzing business combination opportunities for the Company, performing due diligence, and recommending potential merger or acquisition opportunities. Strategic is controlled by David Miller, the President and a Director of the Company.

Risk Factors

You should carefully consider the risk factors discussed below. The risks discussed below, together with all of the other information contained in this Annual Report on Form 10-KSB, including the consolidated financial statements and related notes appearing herein, any of which could materially affect our business, financial conditions or results of operations, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially and adversely affect our business, financial condition and results of operations.

We currently have very limited assets, no sources of revenue or business operations, and will need additional financing in order to execute our business plan.

We do not currently have any assets other than a cash balance of $1,384 as of June 30, 2008. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

Since we have not had business operations in recent years, we are considered a shell company under the federal securities laws which may have an adverse effect on our business and how we are perceived in the business community.

Under the federal securities laws, we are considered a shell company because, at June 30, 2008, we had nominal operations and assets consisting of $1,384, representing cash and cash equivalents. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to lose its shell company status and including information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10 or Form 10-SB, as applicable, under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

We will require additional financing in the near future.

Based on our currently proposed plans and assumptions, we will require additional funds to implement our proposed acquisition plan over the next 12 months. Currently, Strategic is providing the working capital for our business and there can be no assurances that Strategic will continue to fund our expenses in the future. We may seek to obtain additional financing from a number of affiliated or unaffiliated sources that could involve, among others possible sales of our equity or debt securities, or borrowings from financial institutions. We do not have any arrangements with respect to, or sources of, additional financing, and we may not be able to sell any such securities or obtain any loans on terms and conditions acceptable to us or at all when we need it. Such funds, even if received, may not be sufficient for our purposes. If we fail to obtain additional financing in the future, it would have a material adverse effect on our operations, possibly requiring postponing the implementation of our business plan. Any equity financing may involve substantial dilution of the interest of our then current stockholders. Any debt financing could subject us to the risks associated with leverage, including the possible risk of an inability to repay the debt as it comes due.

Because we have limited capital resources, we will have difficulty attracting and retaining qualified personnel.

We will need to attract and retain highly qualified, managerial personnel in order to implement our strategy. Competition for such personnel is intense, and we may be unable to locate and retain highly qualified managerial personnel either currently or in the future. If we are unable to attract and retain the necessary managerial personnel, it would have a material and adverse effect on our business, results of operations and financial condition.

We are dependent on the efforts of management to identify potential business combination opportunities.

Our success is substantially dependent on the performance of our management in assisting us in the identification of business combination opportunities. In particular, our success depends substantially on the continued efforts of David Miller, our President.

We currently do not have key person life insurance on our officers and even if we seek to obtain this insurance may be unable to obtain such insurance in the near future due to high cost or other reasons. We also do not have written employment agreements with any members of our management. We believe that the loss of the services of Mr. Miller would have a material adverse effect on our efforts to identify merger and acquisition opportunities and ultimately consummate a business combination.

Management will change upon the consummation of the proposed merger.

After the closing of the proposed merger with All American, our current management will not retain any control or managerial responsibilities, and our officers and directors intend to resign from their positions following completion of the merger.

We face significant competition for business opportunities and combinations.

We are not a significant participant in the business of seeking a business combination partner. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous small public companies in seeking merger or acquisition candidates.

Our officers and directors will allocate their time to other business thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, and this conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of an acquisition, reorganization, merger or similar transaction with an operating business. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Although we do not have a current unequivocal commitment, we are likely to issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of Common Stock and preferred stock, to complete a business combination. The issuance of additional shares of Common Stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of Common Stock if we issue preferred shares with rights senior to those afforded to our holders of Common Stock; and

•

will likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

Similarly, if we issue debt securities, it could result in:

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The resulting change in control of the Company will likely result in removal of the present executive officers and directors of the Company and a corresponding reduction in or elimination of such person’s participation in the future affairs of the Company.

Our current members of management are also controlling stockholders.

Our affiliate and principal security holder Strategic is currently providing management services to us for a fee accruing at a monthly rate of $500.00. Strategic is controlled by David Miller, the President and a Director of the Company. Strategic, Mr. Miller and their affiliates together beneficially own over 93% of our outstanding Common Stock and are in a position to control all matters requiring approval of our stockholders, including the election of director and proposed acquisitions.

We will incur increased costs as a result of becoming a reporting company.

With the effectiveness of the Registration Statement-Form 10SB12G, we are an SEC reporting company. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. As a reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors and, to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting and to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business. We do not currently have the financial resources to maintain compliance with the legal requirements of public companies.

Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

If our Common Stock is publicly traded in the future and is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Exchange Act as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association (including NASDAQ) that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our transaction price is currently less than five dollars. Therefore, if we have net tangible assets of $5,000,000 or less, transactions in the Common Stock may become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, as a non-accelerated filer, beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2008, to include in our Annual Reports on Form 10-KSB, our management’s report on internal control over financial reporting and, beginning with our Annual Report on Form 10-KSB for the fiscal year ending June 30, 2010, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are required to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

Our charter documents limit the liability of our directors and officers.

Our Articles of Incorporation include provisions, subject to certain exceptions, to limit, to the fullest extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. Our Articles of Incorporation also include provisions to the effect that we will, to the maximum extent permitted from time to time under the law of the State of Nevada, indemnify any director or officer. In addition, our By-laws require us to indemnify any director, officer, employee or agent for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in our Articles of Incorporation, to the fullest extent permitted by law.

Proposed merger with All American, as filed on Form Pre146 on February 14, 2008, may not be consummated.

If the merger is not completed for any reason, the Company may be subject to a number of other risks. The Company will have expended a substantial amount of time, effort and incurred the expenses associated with attempting to effectuate the merger. The failure to consummate the merger could have an adverse impact on the financial condition of the Company and the value of its equity interests.

No assurance if the merger is consummated of the success of the ongoing Company.

All American is in the business of housing services and products to the new construction, commercial and retail markets. The real estate and construction industry is experiencing a significant downturn. There can be no assurance of the survival of All American given the difficulties of the current market place. They operate in a very highly competitive market and face substantial competition in all phases of their operations.

All American has a limited operating history and they anticipate continued operating losses in the foreseeable future. Additional capital, which may not be available, will be needed. Without additional capital, they may not be able to implement their business strategy and the financial performances and conditions will be adversely affected.

Our Amended and Restated Articles of Incorporation authorize us to issue additional shares of capital stock.

We are authorized to issue under our Amended and Restated Articles of Incorporation, 525,000,000 shares of capital stock, consisting of 500,000,000 shares of Common Stock and 25,000,000 shares of preferred stock. Our Board of Directors has the ability to issue additional shares of Common Stock and preferred stock in the future for such consideration as the Board may consider sufficient without seeking stockholder approval. The issuance of additional Common Stock, preferred stock or other convertible securities in the future will reduce the proportionate ownership and could also reduce the voting power of current stockholders.

We do not intend to pay future cash dividends.

We currently do not anticipate paying cash dividends on our Common Stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. We may never pay cash dividends or distributions on our Common Stock.

We likely will complete only one business combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely that if we complete a business combination it will be with only one target business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete business combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our independent public accounting firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2008 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

Item 2. Description of Property

We do not own or have a lease for any property. Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431.

Item 3. Legal Proceedings

Monarch is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

A. Market Information

To the best of our knowledge our Common Stock is not currently quoted or traded on any exchange or inter-dealer electronic quotation service.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Overview

We were organized under the laws of the State of Nevada under the name Comstock Tailings Company on May 13, 1988 for the purpose of engaging in the acquisition and development of minerals, metals and other natural resources products and the related operations applicable to such activities. On or about March 31, 1997, the Company consummated a merger with Old Iron, including its wholly-owned subsidiary company. IECM changing its name to Iron Holdings. IECM was a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. On June 29, 1998, our stockholders approved the changes of the company name to its present name, Monarch Investment Properties, Inc. In recent years Monarch has not conducted any business operations.

From 1994 to 1999, we filed reports with the SEC pursuant to Section 12(g) of the Exchange Act. On February 11, 1999, we filed a Form 15 terminating the registration of our securities und Section 12 of the Exchange Act.

On August 7, 2007, the Company filed a Form 10-SB12G on a voluntary basis to provide current public information to the investment community. Accordingly, the Company again became a reporting company.

With virtually no operating history and the uncertain nature of the markets we address or intend to address, it is difficult to predict our future results of operations. Our operations may never generate significant revenues or any revenues whatsoever, and we may never achieve profitable operations.

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

On December 18, 2007, we executed a Merger Agreement with All American Home Products, LLC, whereby All American will merge with and into the Company and the Company will be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00 paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which will be credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we will become obligated to issue the holders of All American Units one share of our Common Stock for each Unit held at the Effective Time. Any All American Warrants in existence immediately prior to the merger will be automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time, provided that the number of shares to be issued to holders of Units and the exercise price will be adjusted on the same basis as the shares of Common Stock to be issued in the merger. It is currently anticipated that we will issue to the holders of All American Units an aggregate of approximately 19,775,000 shares of our restricted Common Stock. As of the Effective Time, All American’s members will own approximately 94% of the outstanding shares in the post-merger entity, with the existing stockholders of Monarch owning approximately 6% of the outstanding shares in the post-merger entity, subject to adjustment under the terms of the Merger Agreement.

We believe, after examining All American’s business plan, interviewing its management, and examining its products and services, that All American presents a desirable merger opportunity for the Company. However, despite this belief we cannot assure you that All American will be able to effect its business plan or compete successfully. See “Risk Factors”.

All American is a Florida limited liability company organized on September 15, 2006. All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American currently conducts operations through it wholly owned subsidiary, CK Home Products, Inc.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Liabilities

Accrued expenses at June 30, 2008 and 2007 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, June 30, 2006	$44,075
Payment of accrued professional fees	(30,407)
Accrual of accounting fees	11,000
Accrual of other fees	6,050

Balance, June 30, 2007	30,718
Payment of accrued professional fees	(24,718)
Accrual of accounting fees	16,000
Accrual of other fees	35,737

Balance, June 30, 2008	$57,737

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	$195,707

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. which is controlled by one of our executive officers. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2006	$59,926
Interest	9,716
Advances	39,610

Balance, June 30, 2007	109,252
Interest	23,331
Advances	128,500
Payments – reimbursements from potential merger candidate, All American	(100,000)

Balance, June 30, 2008	$161,083

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders.

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

General and administrative expenses were $157,471 for the year ended June 30, 2008, as compared to $30,251 for the year ended June 30, 2007, an increase of $127,220. Legal expenses in 2007 resulted primarily from our efforts to facilitate a merger as well as the issuance of public filings. The Company did receive from the potential merger candidate a non-refundable, partial reimbursements of some of the costs of the proposed merger. Listed below is a summary of these expenses:

	2008	2007

Accounting Fees	$26,300	$12,000
Legal Fees	111,262	—
Management Fees	6,000	6,000
Printing	9,575	—
Stock Transfer Fees	1,650	2,160
Non-Cash Contributed Compensation	—	3,000
Miscellaneous Fees and Other	2,684	7,091

TOTAL	$157,471	$30,251

Other income and interest expense for the year ended June 30, 2008 netted to income of $62,021. It is comprised of $100,000 which was received from All American as a partial reimbursement payment to be applied towards fees and expenses incurred in the ordinary course of business in connection with the proposed merger. Interest expense was $37,979 for the year ended June 30, 2008, compared to $24,373 for the year ended June 30, 2007, an increase of $13,606, or 56%. The increase was the result of an increase in affiliated party debt.

As a result of the foregoing, we incurred a net loss of $95,450 for the year ended June 30, 2008, compared to a net loss of $54,624 for the year ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, our cash balance was $1,384 and we had a working capital deficit of $413,143.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the year ended June 30, 2008, we had negative cash flows from operating activities of $53,783 compared to negative cash flows of $50,324 for the year ended June 30, 2007, an increase of $3,459. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the year ended June 30, 2008 our loans from Strategic increased by $51,831 after receiving reimbursement of $100,000 from the potential merger candidate for some of the costs related to the planned merger.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to obtain capital through debt and equity funding.

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

Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2008 and 2007. Accordingly, any estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies are described in Note 4 to our financial statements. Also please see Note 4 to our financial statements for Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 7. Financial Statements

The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years ended June 30, 2008 and 2007 Monarch has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In evaluating internal controls, management considered the amount of Monarch’s financial activities and resources. Monarch has for the past several years, used the services of Strategic’s accounting department to assist in completing the financial reporting process, but ultimately the principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this Annual Report.

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors of Monarch are elected to hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified. Officers of Monarch are elected by the Board of Directors and hold office until their successors are elected and qualified.

Effective May 23, 2008, Stephen M. Gould resigned from the position of Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer). There was no disagreement between Mr. Gould and Monarch on any matters relating to Monarch’s operations, policies or practices. Mr. Gould resigned to engage in other professional activities.

On May 29, 2008, Philip Bloom, by vote of the Board of Directors, was elected to the position of Treasurer and Principal Financial Officer (Principal Financial and Accounting Officer).

As of June 30, 2008 the officer and directors of Monarch are:

Name	Age	Position

David Miller	63	Chairman of the Board, President, Secretary and Principal Executive Officer
John H. Roach, Jr.	66	Director
Ralph Wilson	78	Director
Philip Bloom	54	Principal Financial and Accounting Officer, Treasurer

There are no family relationships among our executive officers and directors.

David Miller served on our Board of Directors from November 2004 to December 2005 and from June 2007 to the present. From March 2005 to the present, he has also served as our President. From September 1997 to the present, Mr. Miller has served in the positions of chairman, president and chief executive officer of Strategic Capital Resources, Inc., a privately owned specialty financing company. Mr. Miller is the chairman of the privately owned corporations, Lite ‘N Low, Inc. and Priority Capital Corp. Mr. Miller has over 40 years of experience in the finance industry.

John H. (Casey) Roach, Jr. has served as our Director since March 2005. Since December 2006, Mr. Roach has served as Senior managing Director and Senior Vice President of Commerce Bank Private Banking division. Mr. Roach’s appointment at Commerce Bank marked the launch of a dedicated private banking team to serve high net worth clients in the Long Island, Westchester and Connecticut markets. Mr. Roach is an experienced financial services executive whose career, which spans more that 40 years, has focused on asset and wealth management, corporate finance, investment banking, credit and insurance. He is on the board of several companies including Priva Technologies, Inc., a firm which specializes in authentication and security and Strategic Capital Resources, Inc., a specialty financing company.

Ralph J. Wilson has served as our director since March 2005. Mr. Wilson has served as the director, secretary and treasurer of Comet Electronics Corporation, a privately held electronics manufacturer from November 1966 to present. He also has been a director of Strategic Capital Resources, Inc. since 1995.

Philip Bloom was appointed our principal financial and accounting officer. Mr. Bloom has been in South Florida for the past 16 years in the financial services industry. He has served on the Board of Directors of Strategic Capital Resources, Inc. since May 2007.

Mr. David Miller, and the other Board Members, as well as Mr. Bloom, are actively involved in the ownership, management and operation of other business, including the business of Strategic Capital Resources, Inc. As such, they may have conflicts of interest in the allocation of business time which may have an adverse affect on our business and operations.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, upon the completion of a reverse merger transaction or business combination with an operating company, we intend to adopt a formal Code of Business Conduct and Ethics.

Audit Committee

The Board of Directors acts as the audit committee. The Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 10. Executive Compensation

No executive officer of the Company earned, was awarded or paid any compensation for services in such capacities for the fiscal years ended June 30, 2008 and 2007.

Our directors do not receive any compensation for services rendered in such capacities.

On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to the Company in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President, David Miller.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 30, 2008 with respect to the beneficial ownership of our Common Stock by the following individuals and groups:

•	each of our directors;

•	each of our executive officers;

•	each person whom we know beneficially owns five percent (5%) or more of our outstanding Common Stock;

•	all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

David Miller (2)	11,355,000	70.22%
John H. (Casey) Roach, Jr	0	—
Ralph J. Wilson	0	—
Stephen Gould	0	—
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. (3)(4)	1,520,000	8.8%
Lite N Low, Inc.	1,485,000	9.2%
Priority Capital Corp.	2,205,000	13.6%
Helen Miller Irrevocable Trust	1,770,000	10.9%
All directors and executive officers as a group (5 persons)	15,000,000	92.8%

(1)     The address of the directors and executive officers of the Company is c/o Monarch Investment Properties, Inc., 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431. In addition, the address of Strategic Capital Resources, Inc., Lite N Low, Inc., and Priority Capital Corp. is 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431. The address of the Helen Miller Irrevocable Trust is 7691 Porto Vecchio Place, Delray Beach, Florida 33446.

(2)     Includes the following shares of Common Stock beneficially owned by affiliates of Mr. Miller: Lite N Low, Inc. – 1,485,000 shares and Priority Capital Corp. – 2,205,000 shares. Excludes the 1,770,000 shares held in the Helen Miller Irrevocable Trust of which Mr. Miller is the beneficiary. Also excludes the 1,875,000 shares owned by Mr. Miller’s son, Scott Miller, for which Mr. Miller disclaims beneficial ownership.

(3)     Does not include 15,000,000 shares of Common Stock issued to Strategic in settlement of litigation with the former principals of the Company which shares were transferred to the shareholders of Strategic pursuant to Strategic’s stock dividend during March 2006 in the following amounts: Lite N Low, Inc. – 1,485,000 shares; Priority Capital Corp. – 2,205,000 shares; Helen Miller Irrevocable Trust – 1,770,000 shares; Scott Miller – 1,875,000 shares; Rita Miller – 1,875,000 shares and David Miller – 5,790,000 shares. The entities Lite N Low, Inc. and Priority Capital Corp. are controlled by David Miller, the President and Director of the Company. Additionally, David Miller is the beneficiary of the Helen Miller Irrevocable Trust.

(4)     Includes 1,100,000 shares of Common Stock underlying a seven-year warrant issued to Strategic to purchase the shares at an exercise priced of $.001 per share.

Each person in the table above is considered the beneficial owner of securities that it can acquire through the exercise or conversion of warrants or other convertible securities that are exercisable or convertible within 60 days from July 31, 2008. In calculating each beneficial owner’s percentage ownership, we have assumed that the warrants held by that person that are exercisable within 60 days from July 31, 2007 have been exercised. Some of our securities may be beneficially owned by more than one person.

Item 12. Certain Relationships and Related Transactions

On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to the Company in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President and Director, David Miller.

Item 13. Exhibits

Exhibit Number	Description

* 2.1	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 11, 1997, by ComstockTailings Company.

* 2.2	Agreement and Plan of Share Exchange dated March 31, 1997 between Comstock Tailings Company and Iron Holdings Corp.

+ 2.3	Agreement and Plan of Merger by and among Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007.

+ 2.4	Amendment to Agreement and Plan of Merger, effective as of February 29, 2008, by and among Monarch Investment Properties, Inc. and All American Home Products, LLC.

* 3.1.1	Articles of Incorporation of Comstock Tailings Company, as filed with the Secretary of State of the State of Nevada on May 13, 1988.

* 3.1.2	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on October 16, 1997.

* 3.1.3	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on July 15, 1998.

* 3.1.4	Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007.

* 3.2	Amended and Restated By-Laws of Monarch Investment Properties, Inc.

* 10.1	Letter Agreement, by and between Monarch Investment Properties, Inc. and Strategic Capital Resources, Inc., dated July 9, 2007.

* 10.2	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc.

31.1	Certificate of Principal Executive Officer required by Rule 13(a) – 14(a)

31.2	Certificate of Principal Financial Officer required by Rule 13(a) – 14(a)

32	Certificate Pursuant to Sec 906

*

Filed as an exhibit to the Company’s Registration Statement on Amendment No. 1 to Form 10-SB, as filed with the Securities and Exchange Commission on September 27, 2007, and incorporated herein by this reference.

+	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 26, 2007, and incorporated herein by this reference.

++	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2008, and incorporated herein by reference.

Item 14. Principal Account Fees and Services

(a) Audit Fees

Our principal accountant, Sherb & Co., LLP, billed us aggregate fees in the amount of approximately $14,500 for the fiscal year ended June 30, 2008 and $4,500 for the fiscal year ended June 30, 2007. These amounts were billed for professional services that Sherb & Co, LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b) Audit – Related Fees

No other audit related fees were billed to the Company for the fiscal years ended June 30, 2008 and 2007.

(c) Tax Fees

Sherb & Co., LLP billed fees of $1,500 for the fiscal year ended June 30, 2008. Weinberg & Company, P. A. billed us $7,500 in the fiscal year ended June 30, 2007 for tax preparation of prior years.

(d) All Other Fees

In the preparation of the Form 10-SB12G, filed August 7, 2007, our principal accountant, Sherb & Co., LLP billed us a total of $7,300. Our prior accountant, Weinberg & Company, P.A. billed us a total of $3,000 relating to our prior financial statements as of June 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.

Dated: August 4, 2008	By:	/s/ David Miller

David Miller
President, Principal Executive Officer

Date: August 4, 2008	By:	/s/ Philip Bloom

Philip Bloom
Principal Financial Officer

Monarch Investment Properties, Inc.
Financial Statements
June 30, 2008 and 2007

Released: August 4, 2008

MONARCH INVESTMENT PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monarch Investment Properties, Inc.

          We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and cash flows for each of the years ended June 30, 2008 and 2007, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Monarch Investment Properties, Inc. will continue as a going concern. As more fully described in Note 5, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 3 and 5. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

SHERB & CO, LLP
Certified Public Accountants

New York, New York
August 1, 2008

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS

CURRENT ASSETS
Cash	$1,384	$3,336

Total Current Assets	1,384	3,336

TOTAL ASSETS	$1,384	$3,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$57,737	$30,718
Convertible judgment debt payable	195,707	181,059
Affiliated party debt	161,083	109,252

Total Current Liabilities	414,527	321,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,262,553)	(3,167,103)

Total Stockholders’ Deficiency	(413,143)	(317,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,384	$3,336

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007

Revenue	$—	$—

General and administrative expenses	157,471	30,251

Loss from operations	(157,471)	(30,251)

Other Income (expense):
All American reimbursement of expenses	100,000	—
Interest expense	(37,979)	(24,373)

Total other (expense)	62,021	(24,373)

Net loss	$(95,450)	$(54,624)

Net loss per common share:
Basic and fully diluted	$(0.006)	$(0.003)

Weighted average number of common shares outstanding
Basic and Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Shares	Common Stock		Additional Paid-In Capital	Accumulated Deficit
		Shares	Amount			Total

Balance at June 30, 2006	—	16,168,733	$16,169	$2,830,241	$(3,112,479)	$(266,069)

Non-cash contributed compensation expense	—			3,000		3,000

Net Loss	—	—	—	—	(54,624)	(54,624)

Balance at June 30, 2007	—	16,168,733	16,169	2,833,241	(3,167,103)	(317,693)

Net Loss	—	—	—	—	(95,450)	(95,450)

Balance at June 30, 2008	—	16,168,733	$16,169	$2,833,241	$(3,262,553)	$(413,143)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,450)	$(54,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash contributed compensation expense		3,000
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	27,020	(13,357)
Convertible judgment debt payable	14,647	14,657

Total adjustments	41,667	4,300

Net cash used in operating activities	(53,783)	(50,324)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	51,831	49,326

Net cash provided by financing activities	51,831	49,326

NET (DECREASE) IN CASH	(1,952)	(998)
CASH - BEGINNING OF YEAR	3,336	4,334

CASH - END OF YEAR	$1,384	$3,336

Supplemental cash flow data:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

Note 1 - Organization and Business Activity

Monarch Investment Properties, Inc. (the “Company” or “Monarch”) was incorporated under the laws of the State of Nevada on May 13, 1988, under the name Comstock Tailings Company, Incorporated, for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. Until September 1993 and other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In September 1993, the Board of Directors of the Company elected to change the Company’s principal business purpose to a “shell” corporation engaged in seeking out and acquiring another business entity or opportunity. Applicable thereto, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission on or about January 12, 1994, which registration statement became effective in August 1994.

Relevant thereto, on or about March 31, 1997, the Company consummated a merger with Iron Holding Corp. (“Old IHC”), a New York corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its “restricted” Common Stock (pre reverse split) to the former shareholders of Old IHC in exchange for all of the issued and outstanding stock of Old IHC. Old IHC did not survive the transaction. The Company also changed its name to Iron Holdings Corp. On June 29, 1998, the Company’s shareholders approved the change of the Company’s name to its present name, Monarch Investment Properties, Inc.

Old IHC was incorporated on October 3, 1996 in the State of New York. On January 8, 1997, Old IHC entered into an agreement and acquired all of the shares of Iron Eagle Contracting and Mechanical, Inc., a New York corporation (“IECM”). The effective date of this acquisition was October 3, 1996. It operated all of its business through this subsidiary, which business was construction contracting engaged in pipe work including gas and water mains as well as steel installation, primarily in the New York City metropolitan area. As a result of the reorganization described above herein, Old IHC ceased to exist following the merger.

Subsequent to the closing of the merger, the Company was a holding company for three wholly owned subsidiary companies, including IECM. IECM engaged in two lines of business since its incorporation in December 1995. Its principal business was construction contracting. The other business line was the development and sale of residential real estate. However, due to this company incurring significant losses from operations, it ceased operations in June 1998. The other two subsidiary companies, L.W. Plaza Realty Corp. (“LWP”) and Tahoe Realty Corp. (“Tahoe”), each a New York corporation, were dormant until April 1998. At that time, Tahoe commenced business activities, engaging in real estate acquisition, development and management activities.

On June 29, 1998, the Company’s shareholders and Directors approved a reverse split of its issued and outstanding common stock, effective July 31, 1998, whereby one share of common stock was issued in exchange for every 10 shares then issued and outstanding. This reverse stock split was adopted by a majority of the Company’s voting common stock. All references to the number of issued and outstanding shares of the company’s common Stock included in this report have been adjusted to reflect this reverse stock split, except as stated therein.

On February 11, 1999 the Company filed a Form 15 which is a certification and notice of termination of registration under Section 12 (g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under Sections 13 and 15 (d) of the Securities Exchange Act of 1934.

On August 7, 2007 the Company filed a Form 10-SB on a voluntary basis to provide current public information to the investment community. Accordingly, the Company again became a reporting company.

Note 2 - Change of Control

On November 3, 2004 the Company settled its litigation with Strategic Capital Resources, Inc. (“SCRI”) on the following basis.

1)	A payment to SCRI in the amount of $155,000 in “Good Funds” by the former majority shareholders of Monarch.

2)	The entry of a judgment against Monarch in SCRI’s favor for $1,100,000 plus interest from January 1, 1999.

3)	The transfer to SCRI by the former majority shareholders of 420,000 shares of Monarch Common Stock which represented 62.8% of the outstanding shares.

4)	The appointment of David Miller and Samuel Weiss, Esq. as Directors.

5)	The resignations of all existing officers and directors simultaneously with the appointment of Miller and Weiss.

6)	Other representations and warranties that are usual customary in settlements of this type.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

As a result of the foregoing, Monarch became a majority owned subsidiary of SCRI and was required to be consolidated into the financial statements of SCRI.

As a result of the litigation settlement (see Note 11 – Litigation) SCRI acquired majority control (62.8%) of Monarch. SCRI consolidated Monarch into it’s financial statements as a result of their percentage of ownership and control through December 31, 2005. In the quarter ended March 31, 2006, SCRI’s ownership interest in Monarch was eliminated and was no longer a controlling shareholder. Accordingly, SCRI deconsolidated Monarch from its financial statements.

During December, 2005, SCRI agreed to convert $1,500,000 of the $1,638,000 judgment it had against Monarch into 15,000,000 shares of the common stock of Monarch. The purpose of the conversion was to make Monarch a “Public Shell” marketable to a potential merger candidate or purchaser. SCRI declared a dividend on December 2, 2005 of 15,000,000 shares of Monarch common stock payable pro rata to SCRI’s shareholders of record as of December 15, 2005 with a distribution date of December 22, 2005. Monarch and SCRI implemented the conversations and SCRI distributed the shares to its shareholders in March 2006. (See Note 8 – Income Taxes and Note 11 – Litigation).

As a result of the cessation of operations and liquidation of all assets the Company became a “Shell Company”.

Securities Act Rule 405 and Exchange Act Rule 12b-2 defines a “Shell Company” as a company, other than an asset-backed issuer, with:

•	no or nominal operations; and

•	either:

	-	no or nominal assets;

	-	assets consisting solely of cash and cash equivalents; or

	-	assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the change of control Monarch utilization of the loss carryforward for federal and state income tax purposes may be limited.

Note 3 – Agreement and Plan of Merger

On December 18, 2007 the Company and All American Home Products, LLC, a Florida limited liability company (“All American”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which All American will merge with, and into, the Company (the “Merger”). The Board of Directors of the Company has unanimously approved the Merger Agreement.

Details of the Merger Agreement, as amended, and information related to the business of All American and its unaudited financial statements for the interim period ended September 30, 2007 and its audited financial statements for the year ended December 31, 2006 and accompanying notes were filed with the Securities and Exchange Commission on February 14, 2008 in a Preliminary Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Act of 1934 and on December 27, 2007 and May 30, 2008 in current reports on Form 8-K. In accordance with SEC regulations, All American’s audited financial statements for the year ended December 31, 2007, as well as unaudited interim financial statements for 2008, will be filed with the SEC in an amended Information Statement following which a Definitive Information Statement will be mailed to the Company’s stockholders.

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

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

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

The Merger Agreement contains certain termination rights for both the Company and All American. If either party materially breaches the Agreement, then such party can be required to pay the other party’s fees and costs incurred related to this transaction. The parties have also amended the Merger Agreement providing an extension of the Agreement. In addition, the Merger Agreement provides, subject to certain exceptions, that the Merger Agreement may be terminated by the Company if the closing of the Merger has not occurred within thirty (30) days after the Company has filed its definitive information statement with the Securities and Exchange Commission. In the event that the Merger Agreement is terminated in this manner, All American is obligated to pay all of the costs incurred by the Company relating to the proposed Merger and certain of the Company’s liabilities within thirty (30) days after the Merger Agreement is terminated. If All American fails to pay these obligations within such time, All American will be responsible for all of the Company’s costs of collection, including attorney’s fees, and interest will accrue on the unpaid balance at the rate of 18% per annum. Consummation of the Merger is also subject to customary closing conditions, and representation, warranties and covenants from each of the Company and All American.

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

The Merger Agreement also provides that, at the Closing payment in full will be made on all obligations the Company owes to JJFN, which consists of amounts owed by the Company under the JJFN Note, as well as all other obligations of the Company. The judgment held by an affiliate of the Company’s principal stockholder at June 30, 2008 is $195,707. Pursuant to the Merger Agreement, the principal balance of the JJFN Note, plus any accrued but unpaid interest thereon, will be converted into Company Common Stock at a conversion price of $.10 per share immediately before the Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the Supreme Court of the State of New York, County of Queens, relating to a judgment previously obtained by JJFN against the Company.

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

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

Accounting Treatment for the Merger

The Merger will be treated as a reverse acquisition for accounting purposes, with All American being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on June 30, 2008 is a cash balance of $1,384.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of All American, the members of All American will receive approximately 19.775 million shares of post reverse split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and Strategic Warrant. The Company’s current stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

Common Stock To Be Outstanding Upon Consummation of Merger – (Unaudited)

Current shares outstanding	16,168,733

Reverse stock split adjustment of Company’s shares to existing stockholders at the reverse stock rate of 16.168733

New shares to be issued upon completion of Merger in exchange for old shares	1,000,000

Approximate number of shares to be issued upon conversion of judgment debt	121,040

Approximate number of shares to be issued upon conversion of Strategic Warrant	68,031

Approximate number of new shares to be issued for acquisition of All American	19,775,000

Approximate total number of shares to be outstanding after consummation of the proposed Merger	20,964,071

The Merger Agreement was amended in May, 2008. This amendment modified the termination date to be extended from the original termination date of March 1, 2008 to thirty days after the Company has filed its definitive Information Statement with the SEC. As consideration for agreeing to enter into this Amendment, All American paid to the Company $100,000, which is non-refundable, to be applied as a partial reimbursement towards the fees and expenses incurred connection with the proposed merger which All American will ultimately be responsible for.

Note 4 –Significant Accounting Policies

The significant accounting policies are summarized as follows:

Use of Estimates

Management of Monarch has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and shareholder payable approximate their fair market value based on the short-term maturity of these instruments.

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2008 and 2007. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 06-11 to have a material effect on its consolidated results of operations or its financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective beginning in the first quarter of the Company’s fiscal year ending June 30, 2009. The Company has not yet determined if the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 became effective during the Company’s 2007 fiscal year. The adoption of SAB 108 had no impact on the Company’s consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, Accounting for Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is evaluating the impact of the adoption of this interpretation. Currently, it is not expected to have an impact on the Company’s consolidated results of operations or net financial position on July 1, 2007, although balance sheet reclassifications between current and non-current could be significant.

All other new accounting pronouncements issued, but not yet effective, have been deemed to be inapplicable.

Note 5 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $95,450 negative cash flow from operations of $53,783 for the year ended June 30, 2008, has an accumulated deficit of $3,263,553 and a stockholders’ deficiency of $413,143 at June 30, 2008. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

Note 6 – Accrued Expenses and Other Current Liabilities

	June 30, 2008	June 30, 2007

Post Settlement Obligations Consists of:
Legal fees	$35,737	$7,500
Accounting and Auditing	10,000	11,000
Miscellaneous, other	12,000	12,218

Total accrued expenses and other current liabilities	$57,737	$30,718

Note 7 - Affiliated Party Debt Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. In the quarter ended March 31, 2006, Strategic Capital Resources, Inc deconsolidated Monarch. See Note 2 - Change of Control.

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2008.

	June 30, 2008	June 30, 2007

Due to major shareholder/creditor, beginning of year	$109,252	$59,926
Additions	151,831	49,326
Less reimbursement from All American	(100,000)	—

End of year	$161,083	$109,252

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $23,331. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 8 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2008 approximates $93,000. In addition there is another $62,352 of interest expense to deduct to due to shareholders once paid as of June 30, 2008. The Company applied the $1,653,462 of debt converted as forgiveness of income for tax purposes, which requires such amount to be applied against the NOL carry over of the prior year pursuant to an insolvency exemption by the internal revenue code. The NOL’s prior to June 30, 2003 are not determinable as it appears the tax returns had not been filed by the prior management for several years. In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited. Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use.

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

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

	June 30, 2008	June 30, 2007

Deferred tax assets:
Net operating loss carryforward	$39,851	$20,301
Utilization of operating loss carryforward	—	—
Less valuation allowance	(39,851)	(20,301)

Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2008 and 2007, as a result of the following:

	June 30, 2008	June 30, 2007

Tax (benefit) at statutory rate	$(32,450)	$(18,450)
Temporary timing differences	12,900	8,287
Permanent timing differences	—	—
Change in valuation allowance	19,550	10,163

Tax due	$—	$—

The net operating loss carryforward was utilized in full through June 30, 2006 due to the application of the $1,653,462 debt converted to equity in 2006 as debt forgiveness for tax purposes. The Internal Revenue Code insolvency exemption provides for such debt forgiveness income to be applied to the net operating losses carry forward to the extent such net operating losses are available.

Note 9 – Stockholders’ Deficiency

Preferred Stock and Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, $.001 par value, and 25,000,000 shares of preferred stock, .01 par value.

Preferred Stock

The preferred stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board of Directors prior to each issuance to the full extent permitted by Nevada law. No shares of preferred stock have been issued.

Common Stock

The common stock may be issued at any time, without stockholder approval and the Board of Directors is able to determine all of the terms of those shares, including but not limited to the following:

(i)

the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;

(ii)	the dividend rate and preferences, if any, which that preferred stock or common stock will have compared to any other class; and

(iii)	the redemption and liquidation rights and preferences, if any, which that preferred stock or common stock will have compared to any other class.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote.

At June 30, 2008 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

During the quarter ended September 30, 1997 pursuant to an offshore securities subscription agreement the Company received proceeds of $1,030,500. The Company was obligated to pay Strategic Capital Resources, Inc. a principal payment of $500,000 in accordance with its loan agreement out of the proceeds of the offshore placement. The Company paid Strategic Capital Resources, Inc. $212,500 instead of the $500,000 principal payment due under the loan agreements. In addition, $53,609 of accrued interest was paid. The outstanding loan balance after the $212,500 principal payment was $1,100,000. The Company subsequently defaulted on its loan to SCRI. See Note 11 – Litigation and Note 2 – Change of Control.

During March 2006, the Company issued to Strategic Capital Resources, Inc. a warrant to purchase 1,100,000 shares of common stock at a $.001 per share exercise price as part of the litigation settlement. The warrant term is for seven (7) years, contains anti-dilution provisions, provision that the warrant terms and provisions would not be affected by a reverse stock split as well as registration rights.

Management has valued the common stock warrants at the date of grant utilizing the Black Scholes pricing model. In arriving at their fair value at the date of grant, the Company considered, among other things, historic equity transactions for all classes of its stock, the liquidity of the common stock. The specific assumptions utilized in the Black-Scholes pricing model to calculate the value of the warrants are as follows: stock price of $0.005, exercise price of $0.001, term of 7 years, volatility of 278%, expected dividend yield of 0.00% and a discount rate of 3.8%, As a result of this analysis, the assumed value of the underlying common stock at the date of grant was a valuation of $5,500 being assigned to the common stock warrants which was charged to interest expense and credited to paid-in capital.

There were 1,100,000 common stock warrants available for issuance as of June 30, 2008 and 2007. A summary of the status of the warrants as of June 30, 2008 and 2007 and changes during the years then ended is presented below:

	June 30, 2008		June 30, 2007

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—

Outstanding at end of year	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of June 30, 2008:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.001	1,100,000	$0.001	4.75

Note 10 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $195,707 convertible debt into 1,957,070 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

Note 11 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Iron Eagle Contracting and Mechanical, Inc., et al

During the year ended June 30, 1997, Iron Holding acquired its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. (“IECM”). Under the terms of the agreement, Iron Holdings purchased the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%. Interest was payable in monthly installments. The note was secured by all assets of IECM’s parent company, Monarch Investment Properties, Inc. (“Monarch”), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

During June 1999, Strategic Capital Resources, Inc. filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing monies due to Strategic Capital Resources, Inc. from Monarch as a result of its purchase of IECM from the Company.

The Court granted Strategic Capital Resources, Inc.’s motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company. A decision of the Appellate Division limited the extent of the corporate defendant’s liability and the thrust of the action is against the guarantors.

During fiscal year ended June 30, 2005, the former principals settled the action by payment of $155,000, the entry of a judgment against Monarch in the amount of $1,100,000 plus accrued interest and the surrender of their shares in Monarch to Strategic Capital Resources, Inc. Please see Note 2, Change in Control.

During December, 2005, SCRI agreed to convert $1,500,000 of the $1,638,000 judgment it had against Monarch into 15,000,000 shares of the common stock of Monarch. The purpose of the conversion was to make the Monarch “Public Shell” marketable to a potential merger candidate or purchaser. SCRI declared a stock dividend on December 2, 2005 of 15,000,000 shares of Monarch Investment Properties, Inc. common stock payable pro rata to SCRI’s shareholders of record as of December 15, 2005 with a distribution date of December 22, 2005. Monarch and SCRI implemented the conversion and SCRI distributed the shares to its shareholders in March 2006.

At June 30, 2008 and 2007, the judgment payable with accrued interest is $195,707 and $181,059, respectively. The remaining $195,707 of convertible debt and interest is convertible at $0.10 per share. There is no beneficial conversion feature pursuant to EITF 98-5 as the conversion price of such debt was deemed to be at market.