Form 10-Q
period 2008-09-30
Monarch Investment Properties, Inc.
filed 2008-10-14
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1251553

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1801 North Military Trail, Suite 203
Boca Raton, FL 33431
(Address of Principal Executive Offices)

(561) 391-6117
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s Class A common stock as of October 10, 2008 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)

ASSETS

CURRENT ASSETS

Cash	$74	$1,384

Total Current Assets	74	1,384

TOTAL ASSETS	$74	$1,384

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other current liabilities	$52,310	$57,737
Convertible judgment debt payable	199,369	195,707
Affiliated party debt	177,695	161,083

Total Current Liabilities	429,374	414,527

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,278,710)	(3,262,553)

Total Stockholders’ Deficiency	(429,300)	(413,143)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$74	$1,384

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Revenue	$—	$—

General and administrative expenses	7,383	74,590

Loss from operations	(7,383)	(74,590)

Other (expenses) income:
Interest expense	(8,774)	(7,757)

Net loss	$(16,157)	$(82,347)

Net loss per common share:
Basic and fully diluted	$(0.001)	$(0.005)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Preferred Shares			Additional Paid-In Capital	Accumulated Deficit	Total
		Common Stock
		Shares	Amount

Balance at June 30, 2008		16,168,733	$16,169	$2,833,241	$(3,262,553)	$(413,143)

Net Loss					(16,157)	(16,157)

Balance at September 30, 2008	—	16,168,733	$16,169	$2,833,241	$(3,278,710)	$(429,300)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,157)	$(82,347)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses and other current liabilities	(5,427)	24,852
Increase in convertible judgment debt payable	3,662	3,662

Total adjustments	(1,765)	28,514

Net cash used in operating activities	(17,922)	(53,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	16,612	53,094

Net cash provided by financing activities	16,612	53,094

NET (DECREASE) IN CASH	(1,310)	(739)
CASH - BEGINNING OF YEAR	1,384	3,336

CASH - END OF PERIOD	$74	$2,597

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
September 30, 2008
(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2008 and 2007 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Note 2 - Significant Accounting Policies

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

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2008 and June 30, 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Note 3 - Agreement and Plan of Merger

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

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each unit representing a membership interest of All American (collectively, the “Membership Interests”) will be converted into and become one(1) fully paid and non-assessable share of common stock, par value $0.001 per share, of the Company (“Common Stock”). At the effective time of the Merger, the Membership Interests of All American will no longer be outstanding and shall automatically be cancelled and retired and cease to exist, and each All American member shall cease to have any rights with respect to the Membership Interests of All American, except the right to receive the merger shares. No fractions of a share of Common Stock will be issued, and in lieu of such issuance, an All American member who would otherwise be entitled to a fraction of a share of Common Stock as a result of the exchange of shares contemplated by the Merger Agreement will receive from us one additional share of Common Stock.

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

Conversion of Judgment Debt

The Merger Agreement also provides that, at the Closing payment in full will be made on all obligations the Company owes to JJFN, which consists of amounts owed by the Company under the JJFN Note, as well as all other obligations of the Company. The judgment held by an affiliate of the Company’s principal stockholder at September 30, 2008 is $199,369. Pursuant to the Merger Agreement, the principal balance of the JJFN Note, plus any accrued but unpaid interest thereon, will be converted into Company Common Stock at a conversion price of $.10 per share immediately before the Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the Supreme Court of the State of New York, County of Queens, relating to a judgment previously obtained by JJFN against the Company.

Common Stock Purchase Warrant

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

Exercise of Strategic Warrant

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

Accounting Treatment for the Merger

The Merger will be treated as a reverse acquisition for accounting purposes, with All American being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on September 30, 2008 is a cash balance of $74.

The Company is considered to be a shell company prior to the acquisition. In connection with the proposed acquisition of All American, the members of All American will receive approximately 19 million shares of post reverse split Common Stock, or approximately 95% of the total outstanding shares prior to the conversion of the Company’s judgment debt and Strategic Warrant. The Company’s current stockholders will ultimately retain approximately 1 million shares, or 5%, of the Company’s stock prior to the conversion of the judgment debt and the Strategic Warrant.

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

The Merger Agreement was amended in May, 2008. This amendment modified the termination date to be extended from the original termination date of March 1, 2008 to thirty days after the Company has filed its definitive Information Statement with the SEC. As consideration for agreeing to enter into this Amendment, All American paid to the Company $100,000, which is non-refundable, to be applied as a partial reimbursement towards the fees and expenses incurred inconnection with the proposed merger which All American will ultimately be responsible for.

Note 4 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $16,157, negative cash flow from operations of $17,922 for the three months ended September 30, 2008, has an accumulated deficit of $3,278,710 and a stockholders’ deficiency of $429,300 at September 30, 2008. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 5 - Accrued Expenses and Other Current Liabilities

	September 30, 2008	June 30, 2008

Legal fees	$40,320	$35,737
Accounting and Auditing	2,000	10,000
Miscellaneous, other	9,990	12,000

Total accrued expenses and other current liabilities	$52,310	$57,737

Note 6 - Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through September 2008	3,662

Balance, September 30, 2008	$199,369

Note 7 - Affiliated Party Debt Transaction

	Three Months Ended September 30, 2008	Year Ended June 30, 2008

Due to major shareholder/creditor, beginning of period	$161,083	$109,252
Additional borrowings	16,612	51,831
Repayments	—	—

End of period	$177,695	$161,083

See Note 7 to the audited financial statements for the years ended June 30, 2008 and 2007.

Note 8 - Income Taxes

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

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $199,369 convertible debt into 1,993,690 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three months ended September 30, 2008 and 2007, respectively, and the financial condition of the Company at September 30, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2008 and 2007 on Form 10-KSB filed with the Securities Exchange Commission.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10-KSB filed for the fiscal year ended June 30, 2008.

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

On December 18, 2007, we executed a Merger Agreement with All American Home Products, LLC, whereby All American will merge with and into the Company and the Company will be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00 paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which will be credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we will become obligated to issue the holders of All American units of membership interest (“Membership Interests”) one share of our Common Stock for each Membership Interest held at the effective time of the Merger (“Effective Time”). Any All American warrants outstanding immediately prior to the merger will be automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time. It is currently anticipated that we will issue to the holders of All American Membership Interest an aggregate of approximately 19,775,000 shares of our restricted Common Stock. As of the Effective Time, All American’s members will own approximately 94% of the outstanding shares of Common Stock in the post-merger entity, with the existing stockholders of the Company owning approximately 6% of the outstanding shares of Common Stock in the post-merger entity, subject to adjustment under the terms of the Merger Agreement.

We believe, after examining All American’s business plan, interviewing its management, and examining its products and services, that All American presents a desirable merger opportunity for the Company. However, despite this belief we cannot assure you that All American will be able to effect its business plan or compete successfully.

All American is a Florida limited liability company organized on September 15 2006. All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American currently conduct operations through its wholly owned subsidiary, CK Home Products, Inc.

See “Risk Factors” in the Company’s Form 10-KSB for the fiscal year ended June 30, 2008.

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

Accrued Expenses and Other Liabilities

Accrued expenses at September 30, 2008 and June 30, 2008 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	September 30, 2008	June 30, 2008	Increase (Decrease)

Legal fees	$40,320	$35,737	$4,583
Accounting fees	2,000	10,000	(8,000)
Miscellaneous, other	9,990	12,000	(2,010)

Total Accrued Expenses and Other Liabilities	$52,310	$57,737	$(5,427)

The increase in accrued legal fees was the result of costs related to our filing of the registration statement on Form 10-KSB with the Securities and Exchange Commission. Accounting fees decreased as a result of the net between a payment of $10,000 and an additional accrual of $2,000 for the first quarter of 2009.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through September 2008	3,662

Balance, September 30, 2008	$199,369

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2008	$161,083
Advances	10,000
Interest	5,112
Management Fee	1,500

Balance, September 30, 2008	$177,695

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

General and administrative expenses were $7,383 for the three months ended September 30, 2008, as compared to $74,590 for the three months ended September 30, 2007, a decrease of $67,207. Accounting and Legal expenses for the three months ended September 30, 2008 were lower in 2008 as a result of our filing the Registration Statement on Form 10-SB with the Securities and Exchange Commission in 2007.

	2008	2007

Accounting Fees	$2,000	$14,800
Legal Fees	2,678	54,176
Management Fees	1,500	1,500
Stock Transfer Fees	315	250
Miscellaneous Fees	890	3,864

TOTAL	$7,383	$74,590

Legal and Accounting fees of $54,176 and $14,800, respectively, were related to the filing of the Registration Statement on Form 10-SB filed in 2007 of $54,176 and $10,300, respectively and additional Accounting fees of $4,500 were related to the filing of the Form 10-QSB in 2007. In 2008 we accrued $2,000 for accounting fees related to this years September 30, 2008 filing. The Miscellaneous fees in 2007 were primarily the result of $3,415 in edgarization costs associated with the filing of the Registration Statement on Form 10-SB.

Interest expense was $8,774 for the three months ended September 30, 2008, compared to $7,757 for the three months ended September 30, 2007, an increase of $1,017. The increase was the result of higher affiliated party debt at September 30, 2008 compared to 2007, resulting in higher interest expense for the three months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, our cash balance was $74 and we had a working capital deficit of $429,300.

The lawsuit filed in June 1999 by JJFN Holdings against us and our subsidiaries resulted in a JJFN Judgment against us for $1,100,000 as well as interest computed at the simple rate of 9% per annum. In November 2004, the former principals of the Company made a partial payment in the amount of $155,000. In December 2005, Strategic agreed to convert $1,500,000 of the then $1,638,000 balance owed to it under the JJFN Judgment into 15,000,000 shares of our Common Stock.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the three months ended September 30, 2008, we had negative cash flows from operating activities of $17,922 compared to negative cash flows of $53,833 for the three months ended September 30, 2007. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2008, our loans from Strategic increased by $16,612.

We currently do not have sufficient cash reserves to meet any of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

Our accounting policies and recent accounting pronouncements are described in Note 4 to our audited financial statements for the fiscal years ended June 30, 2008 and 2007 on Form 10-KSB filed with the Securities Exchange Commission.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes - Oxley Act 404 compliance

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

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

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date: October 10, 2008

By: /s/ Philip Bloom

PHILIP BLOOM
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 10, 2008

By: /s/ David Miller

DAVID MILLER
President and Director (Principal
Executive Officer)