Form 10-Q
period 2008-12-31
Monarch Investment Properties, Inc.
filed 2009-01-27
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s Class A common stock as of January 26, 2009 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	December 31, 2008 (Unaudited)	June 30, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$2,162	$1,384

Total Current Assets	2,162	1,384

TOTAL ASSETS	$2,162	$1,384

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$52,709	$57,737
Convertible judgment debt payable	203,031	195,707
Affiliated party debt	191,700	161,083

Total Current Liabilities	447,440	414,527

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,00 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and Outstanding, respectively	16,169	16,169

Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,294,688)	(3,262,553)

Total Stockholders’ Deficiency	(445,278)	(413,143)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,162	$1,384

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—
General and administrative expenses	6,811	28,208	14,194	102,798

Loss from operations	(6,811)	(28,208)	(14,194)	(102,798)

Other (expense) income:
Interest expense	(9,167)	(9,664)	(17,941)	(17,421)

Total Other (expense)	(9,167)	(9,664)	(17,941)	(17,421)

Net Loss	$(15,978)	$(37,872)	$(32,135)	$(120,219)

Net Loss per common share:
Basic and fully diluted	$(0.001)	$(0.002)	$(0.002)	$(0.007)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

				Additional Paid-In Capital
	Preferred Shares	Common Stock			Accumulated Deficit
		Shares	Amount			Total

Balance at June 30, 2008		16,168,733	$16,169	$2,833,241	$(3,262,553)	$(413,143)

Net Loss					(32,135)	(32,135)

Balance at December 31, 2008	—	16,168,733	$16,169	$2,833,241	$(3,294,688)	$(445,278)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,135)	$(120,219)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase(Decrease) in accrued expenses and other current liabilities	(5,029)	2,163
Increase in convertible judgment debt payable	7,324	7,324

Total adjustments	2,295	9,487

Net cash used in operating activities	(29,840)	(110,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	30,618	112,097

Net cash provided by financing activities	30,618	112,097

NET INCREASE IN CASH	778	1,365
CASH - BEGINNING OF YEAR	1,384	3,336

CASH - END OF PERIOD	$2,162	$4,701

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
December 31, 2008
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2008 and for all periods presented have been made.

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

The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

Note 2 – Significant Accounting Policies

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

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2008 and June 30, 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Note 3 – Agreement and Plan of Merger

On December 18, 2007 the Company and All American Home Products, LLC, a Florida limited liability company (“All American”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which All American agreed to merge with, and into, the Company (the “Merger”) Certain provisions of the Merger Agreement were amended effective February 29, 2008. The Board of Directors of the Company unanimously approved the Merger Agreement and amendment. The Merger Agreement contains certain termination rights for both parties. Consummation of the Merger is also subject to customary closing conditions, and representations, warranties and covenants from each of the Company and All American.

Details of the Merger Agreement, as amended, and information related to the business of All American and its unaudited financial statements for the interim period ended September 30, 2007 and its audited financial statements for the year ended December 31, 2006 and accompanying notes were filed with the Securities and Exchange Commission on February 14, 2008 in a Preliminary Information Statement pursuant to Section 14(c) of the Securities Act of 1934 and on December 27, 2007 and May 30, 2008 in current reports on Form 8-K. In accordance with SEC regulations, All American’s audited financial statements for the year ended December 31, 2007, as well as reviewed unaudited interim financial statements through September 30, 2008, are required to be filed with the SEC in an amended Preliminary Information Statement. We have not received these interim financial statements as of the date of this report. Upon receipt of confirmation that the SEC has no further comments to the Preliminary Information Statement a Definitive Information Statement will be mailed to the Company’s stockholders.

The closing under the Merger Agreement has not been consummated as not all of the closing conditions of the Merger Agreement have been satisfied as of the date of this report including, without limitation, our receipt of All American’s aforesaid financial information and the filing of the Definitive Information Statement. The Company is currently evaluating its rights and obligations under the terms of the Merger Agreement. As of the date of this report, the Company’s ability to predict the likelihood of consummation of the Merger is uncertain.

The Company’s consummation of the Merger is subject to risks and uncertainties including risks that one or both of the parties will never complete its obligations under the Merger Agreement. The Company may be required to evaluate other merger and acquisition opportunities, subject to the termination provisions of the Merger Agreement, should it determine that the Merger is not in the best interest of the Company and its stockholders based on any potential material adverse changes in the business or financial condition of All American. All American is a distribution and installation company providing impact and storefront windows, doors, accordion shutters, protective panels and other hurricane related products and services to the new construction, commercial and retail markets. All American is headquartered in Pompano Beach, Florida.

The foregoing brief description of the Merger Agreement, as amended, is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, and the Amendment No. 1 to the Merger Agreement, attached as Exhibits 2.1 to the Company’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2007 and May 30, 2008, respectively. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specified dates, were solely for the benefit of the parties to the Merger Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to potential investors and other third parties. Information concerning the subject matter of the representations and warranties may have changed following the date the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Conversion of Judgment Debt

The Merger Agreement also provides that, at the Closing payment in full will be made on all obligations the Company owes to JJFN, which consists of amounts owed by the Company under the JJFN Note, as well as all other obligations of the Company. The judgment held by an affiliate of the Company’s principal stockholder at December 31, 2008 is $203,031. Pursuant to the Merger Agreement, the principal balance of the JJFN Note, plus any accrued but unpaid interest thereon, will be converted into Company Common Stock at a conversion price of $.10 per share immediately before the Reverse Stock Split and deemed satisfied in full. Upon such conversion, Strategic will cause to be filed a Satisfaction of Judgment with the Supreme Court of the State of New York, County of Queens, relating to a judgment previously obtained by JJFN against the Company.

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

Accounting Treatment for the Merger

The Merger will be treated as a reverse acquisition for accounting purposes, with All American being the successor reporting entity. The Company has no operations or revenues and the only asset that it had on December 31, 2008 is a cash balance of $2,162.

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

Common Stock To Be Outstanding Upon Consummation of Merger

Current shares outstanding	16,168,733

Reverse stock split adjustment of Company’s shares to existing stockholders at the reverse stock rate of 16.168733

New shares to be issued upon completion of Merger in exchange for old shares	1,000,000

Approximate number of shares to be issued upon conversion of judgment debt	125,570

Approximate number of shares to be issued upon Conversion of Strategic Warrant	68,031

Approximate number of new shares to be issued for acquisition of All American	19,775,000	*

Approximate total number of shares to be outstanding after consummation of the proposed Merger	20,968,601

* This amount does not include the shares of common stock issuable by All American underlying certain convertible securities of All American, including units consisting of 12% convertible promissory notes in the aggregate principal amount of $800,000 which mature in October 2009 and warrants. The promissory notes are subject to mandatory conversion if any time prior to the maturity date, All American consummates a private equity financing or series of related equity financings, pursuant to which All American receives gross proceeds of at least $1 million (the “Next Financing”). In such event, the principal amount and, at the option of All American, the accrued interest thereon, will automatically convert into the same class or series of equity securities sold in the Next Financing at a conversion price equal to eighty (80%) percent of the per security offering price of such equity securities sold in the Next Financing.

The Merger Agreement was amended in May, 2008. This amendment modified the termination date to be extended from the original termination date of March 1, 2008 to thirty days after the Company has filed its definitive Information Statement with the SEC. As consideration for agreeing to enter into this Amendment, All American paid to the Company $100,000, which is non-refundable, to be applied as a partial reimbursement towards the fees and expenses incurred in connection with the proposed merger which All American will ultimately be responsible for. All American is experiencing significant difficulties including providing us required financial information for the timely filing of the definitive information statement with the Securities Exchange Commission. These difficulties could prevent the consummation of the proposed merger.

We have not received the December 31, 2007 audited financial statements from All American Home Products, LLC. In addition, we have not received the All American reviewed unaudited financial statements together with their outside auditors review for the quarterly periods ending March 31, 2008, June 30, 2008 or September 30, 2008.

In order for the merger to be consummated, the company is required to provide current financial information in its information statement which was filed with the Securities Exchange Commission on February 14, 2008. In addition, for the information statement to be declared effective, current financial statements are required. The September 30, 2008 financial statements, which we have been promised but not received, will become “stale” and therefore not be current on February 12, 2009.

In the event that the September 30, 2008 financial statements become stale, we would then be required to include their audited financial statements for the year ended December 31, 2008. These audited financial statements would then have to be provided to us by All American.

There is no assurance that we will receive the required information in order to consummate the merger transaction on a timely basis, or at all.

We are concerned (based on the repeated failure of All American to provide us with timely financial information) that even if the merger was consummated, the required periodic reports cannot be filed on a timely basis.

If a company does not comply with the required periodic filings under the Securities Acts, its stock could be suspended from trading, its registration can be revoked in addition to other actions can be taken by the regulatory agencies.

As of the date of this report, we have still not received the financial information required under the merger agreement with All American. In light of the above, we are evaluating our rights and obligations under the merger agreement as well as the viability of the merger itself.

Note 4 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $32,135, negative cash flow from operations of $29,840 for the six months ended December 31, 2008, has an accumulated deficit of $3,294,688 and a stockholders’ deficiency of $445,278 at December 31, 2008. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 5 – Accrued Expenses and Other Current Liabilities

	December 31, 2008	June 30, 2008

Legal fees	$38,719	$35,737
Accounting and Auditing	4,000	10,000
Miscellaneous, other	9,990	12,000

Total accrued expenses and other current liabilities	$52,709	$57,737

Note 6 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through December 2008	7,324

$203,031

Note 7 – Affiliated Party Debt Transaction

	Six Months Ended December 31, 2008	Year Ended June 30, 2008

Due to major shareholder/creditor, beginning of period	$161,083	$109,252
Additional borrowings	30,617	51,831
Repayments	—	—

End of period	$191,700	$161,083

See Note 7 to the audited financial statements for the years ended June 30, 2008 and 2007.

Note 8 – Income Taxes

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

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $203,031 convertible debt into 2,030,310 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and six months ended December 31, 2008 and 2007, respectively, and the financial condition of the Company at December 31, 2008. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2008 and 2007 on Form 10-KSB filed with the Securities Exchange Commission.

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

On December 18, 2007, we executed a Merger Agreement with All American Home Products, LLC, whereby All American will merge with and into the Company and the Company will be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000 paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which will be credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we will become obligated to issue the holders of All American units of membership interest (“Membership Interests”) one share of our Common Stock for each Membership Interest held at the effective time of the Merger (“Effective Time”). Any All American warrants outstanding immediately prior to the merger will be automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time. It is currently anticipated that we will issue to the holders of All American Membership Interest an aggregate of approximately 19,775,000 shares of our restricted Common Stock. This amount does not include the shares of common stock issuable by All American underlying certain convertible securities of All American, including units consisting of 12% convertible promissory notes in the aggregate principal amount of $800,000 which mature in October 2009 and warrants. As of the Effective Time, All American’s members will own approximately 94% of the outstanding shares of Common Stock in the post-merger entity, with the existing stockholders of the Company owning approximately 6% of the outstanding shares of Common Stock in the post-merger entity, subject to adjustment under the terms of the Merger Agreement.

We believe, after examining All American’s business plan, interviewing its management, and examining its products and services, that All American presents a possible merger opportunity for the Company. However, despite this belief we cannot assure you that All American will be able to implement its business plan or complete successfully.

All American is experiencing significant difficulties including providing us required financial information for the timely filing of the definitive information statement with the Securities Exchange Commission. These difficulties could prevent the consummation of the proposed merger.

We have not received the December 31, 2007 audited financial statements from All American Home Products, LLC. In addition, we have not received the All American unaudited financial statements together with their outside auditors review for the quarterly periods ending March 31, 2008, June 30, 2008 or September 30, 2008.

In order for the merger to be consummated, the company is required to provide current financial information in its information statement which was filed with the Securities Exchange Commission on February 14, 2008. In addition, for the information statement to be declared effective, current financial statements are required. The September 30, 2008 financial statements, which we have been promised but not received, will become “stale” and therefore not be current on February 12, 2009.

In the event that the September 30, 2008 financial statements becomes stale, we would then be required to include their audited financial statements for the year ended December 31, 2008. These audited financial statements would then have to be provided to us by All American.

There is no assurance that we will receive the required information in order to consummate the merger transaction on a timely basis, or at all.

We are concerned (based on the repeated failure of All American to provide us with timely financial information) that even if the merger was consummated, the required periodic reports can be filed on a timely basis.

If a company does not comply with the required periodic filings under the Securities Acts, its stock could be suspended from trading, its registration can be revoked in addition to other actions can be taken by the regulatory agencies.

As of the date of this report, we have still not received the financial information required under the merger agreement with All American. In light of the above, we are evaluating our rights and obligations under the merger agreement as well as the viability of the merger itself.

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

See “Risk Factors” in the Company’s Form 10-KSB for the fiscal year ended June 30, 2008, as well Part II, Item 1A Risk Factors.

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

Accrued Expenses and Other Liabilities

Accrued expenses at December 31, 2008 and June 30, 2008 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	December 31, 2008	June 30, 2008	Increase (Decrease)

Legal fees	$38,719	$35,737	$2,982
Accounting fees	4,000	10,000	(6,000)
Miscellaneous, other	9,990	12,000	(2,010)

Total Accrued Expenses and Other Liabilities	$52,709	$57,737	$(5,028)

Accounting fees decreased as a result of the net between a payment of $10,000 and an additional accrual of $4,000 for the first two quarters of 2009.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through December 2008	7,324

$203,031

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2008	$161,083
Advances	17,000
Interest	10,617
Management Fee	3,000

Balance, December 31, 2008	$191,700

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

General and administrative expenses were $6,811 for the three months ended December 31, 2008, as compared to $28,208 for the three months ended December 31, 2007, a decrease of $21,397. Accounting and Legal expenses for the three months ended December 31, 2008 were lower when compared to the same period in 2007 as a result of our filing the Registration Statement on Form 10-SB with the Securities and Exchange Commission in 2007.

	2008	2007

Accounting Fees	$2,000	$4,500
Legal Fees	1,000	17,370
Management Fees	1,500	1,500
Stock Transfer Fees	651	250
Miscellaneous Fees	1,660	4,588

TOTAL	$6,811	$28,208

Legal fees of $17,370 in 2007 were primarily related to the filing of the Registration Statement on Form 10-SB filed in 2007. In 2008 we accrued $2,000 for accounting fees related to this years December 31, 2008 filing. The Miscellaneous fees in 2007 were primarily the result of $3,786 in edgarization costs associated with the filing of the Registration Statement on Form 10-SB and 8-K.

Interest expense was $9,167 for the three months ended December 31, 2008, compared to $9,664 for the three months ended December 31, 2007, a decrease of $497. The decrease was the result of lower affiliated party debt at December 31, 2008 compared to 2007, resulting in lower interest expense for the three months ended December 31, 2008.

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

General and administrative expenses were $14,194 for the six months ended December 31, 2008, as compared to $102,798 for the six months ended December 31, 2007, a decrease of $88,604. Accounting and Legal as well as Edgarization expenses for the six months ended December 31, 2007 were higher primarily as a result of our filing the Registration Statement on Form 10 – SB/A with the Securities and Exchange Commission.

Listed below is a summary of these expenses:

	2008	2007

Accounting Fees	$4,000	$19,300
Legal Fees	3,678	71,546
Management Fees	3,000	3,000
Edgarization Costs	1,101	7,871
Stock Transfer Fees	966	400
Miscellaneous	1,449	681

TOTAL	$14,194	$102,798

Interest expense was $17,941 for the six months ended December 31, 2008, compared to $17,421 for the six months ended December 31,2007, a small increase of $520. The increase was the result of on average a slightly higher affiliated party debt at December 31, 2008 compared to 2007 resulting in higher interest expense for the six months ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2008, our cash balance was $2,162 and we had a working capital deficit of $445,278.

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

For the six months ended December 31, 2008, we had negative cash flows from operating activities of $29,840 compared to negative cash flows of $110,732 for the six months ended December 31, 2007. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the six months ended December 31, 2008, our loans from Strategic increased by $30,617.

We currently do not have sufficient cash to meet any of our current or anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2008 and 2007. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Sarbanes – Oxley Act 404 compliance

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2008 Form 10-K, which constitute the material risks facing us. If any of those risks or the following risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

Deterioration of economic conditions could negatively impact our Company.

Our Company may be adversely affected by changes in domestic and/or international economic conditions, including changes in inflation, interest or exchange rates, availability of capital markets and the effects of governmental initiatives to manage economic conditions.

The recent disruptions in credit and freeze in the current market, as well as deterioration of national and global economic conditions could, among other things:

•	Impair our ability to access additional funds,

•	Make it more difficult or costly for us to obtain financing in order to execute our business plan,

•	Impair our efforts to identify potential investors and business combination opportunities,

•	Significantly effect our ability to issue shares or debt securities to complete a business combination.

We are unsure of the duration and severity of this economic crisis. If the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis will have a significant impact on our Company.

Proposed merger with All American, as filed on Form Pre 14C on February 14, 2008, may not be consummated.

If the merger is not completed for any reason, the Company may be subject to a number of other risks. The Company will have expended a substantial amount of time, effort and incurred the expenses associated with attempting to effectuate the merger. The failure to consummate the merger could have an adverse impact on the financial condition of the Company and the value of its equity interests.

We have not received the December 31, 2007 audited financial statements from All American Home Products, LLC. In addition, we have not received the All American unaudited financial statements together with their outside auditors review for the quarterly periods ending March 31, 2008, June 30, 2008 or September 30, 2008.

In order for the merger to be consummated, the company is required to provide current financial information in its information statement which was filed with the Securities Exchange Commission on February 14, 2008. In addition, for the information statement to be declared effective, current financial statements are required. The September 30, 2008 financial statements, which we have been promised but not received, will become “stale” and therefore not be current on February 12, 2009.

In the event that the September 30, 2008 financial statements becomes stale, we would then be required to include their audited financial statements for the year ended December 31, 2008. These audited financial statements would then have to be provided to us by All American.

There is no assurance that we will receive the required information in order to consummate the merger transaction on a timely basis, or at all.

We are concerned (based on the repeated failure of All American to provide us with timely financial information) that even if the merger was consummated, the required periodic reports can be filed on a timely basis.

If a company does not comply with the required periodic filings under the Securities Acts, its stock could be suspended from trading, its registration can be revoked in addition to other actions can be taken by the regulatory agencies.

As of the date of this report, we have still not received the financial information required under the merger agreement with All American. In light of the above, we are evaluating our rights and obligations under the merger agreement as well as the viability of the merger itself.

No assurance if the merger is consummated or the success of the ongoing Company.

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

          An uncertain and depressed economic environment in the real estate market place.

A significant portion of All American’s sales are into the real estate market which has been affected by the recent worldwide economic downturn. This downturn has resulted in a significant decrease in the sales of their product line. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the market place served by All American. A material adverse impact on the business and revenue is likely if the economy or market place being severed does not improve from their present levels.

          All American is obligated to reimburse us for costs in connection with the proposed merger. As of December 31 there is no assurance that we will be reimbursed or that the $244,409 due us will be collectible.

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

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:	January 26, 2009

By:	/s/ Philip Bloom

PHILIP BLOOM
Treasurer and Chief Financial
Officer (Principal Financial and
Accounting Officer)

Date:	January 26, 2009

By:	/s/ David Miller

DAVID MILLER
President and Director (Principal
Executive Officer)