Form 10-Q
period 2009-03-31
Monarch Investment Properties, Inc.
filed 2009-04-29
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s Class A common stock as of April 28, 2009 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2009 (Unaudited)	June 30, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$1,148	$1,384

Total Current Assets	1,148	1,384

TOTAL ASSETS	$1,148	$1,384

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$96,883	$57,737
Convertible judgment debt payable	206,692	195,707
Affiliated party debt	219,089	161,083

Total Current Liabilities	522,664	414,527

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	__	__

Common stock, $.001 par value, 500,000,000 shares authorized,16,168,733 shares issued and Outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,370,926)	(3,262,553)

Total Stockholders’ Deficiency	(521,516)	(413,143)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,148	$1,384

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—
General and administrative expenses	66,687	44,321	80,881	147,119

Loss from operations	(66,687)	(44,321)	(80,881)	(147,119)

Other (expense) income:
Interest expense	(9,551)	(10,777)	(27,492)	(28,198)

Total Other (expense)	(9,551)	(10,777)	(27,492)	(28,198)

Net Loss	$(76,238)	$(55,098)	$(108,373)	$(175,317)

Net Loss per common share:
Basic and fully diluted	$(0.005)	$(0.003)	$(0.007)	$(0.011)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	Preferred	Common Stock		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at June 30, 2008		16,168,733	$16,169	$2,833,241	$(3,262,553)	$(413,143)

Net Loss					(108,373)	(108,373)

Balance at March 31, 2009	—	16,168,733	$16,169	$2,833,241	$(3,370,926)	$(521,516)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,373)	$(175,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses and other current liabilities	39,145	26,520
Increase in convertible judgment debt payable	10,986	10,986

Total adjustments	50,131	37,506

Net cash used in operating activities	(58,242)	(137,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	58,006	135,712

Net cash provided by financing activities	58,006	135,712

NET INCREASE (DECREASE) IN CASH	(236)	(2,099)
CASH - BEGINNING OF YEAR	1,384	3,336

CASH - END OF PERIOD	$1,148	$1,237

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
March 31, 2009
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2009 and for all periods presented have been made.

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

The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2009 and June 30, 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

Note 3 – Agreement and Plan of Merger

On December 18, 2007 the Company and All American Home Products, LLC, a Florida limited liability company (“All American”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which All American agreed to merge with, and into, the Company (the “Merger”). Certain provisions of the Merger Agreement were amended effective February 29, 2008. The Board of Directors of the Company unanimously approved the Merger Agreement and amendment. The Merger Agreement contains certain termination rights for both parties. Consummation of the Merger was also subject to customary closing conditions, and representations, warranties and covenants from each of the Company and All American.

Details of the Merger Agreement, as amended, and information related to the business of All American and its unaudited financial statements for the interim period ended September 30, 2007 and its audited financial statements for the year ended December 31, 2006 and accompanying notes were filed with the Securities and Exchange Commission on February 14, 2008 in a Preliminary Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 and on December 27, 2007 and May 30, 2008 in current reports on Form 8-K. In accordance with SEC regulations, All American’s audited financial statements for the year ended December 31, 2007, as well as reviewed unaudited interim financial statements through September 30, 2008, were required to be filed with the SEC in an amended Preliminary Information Statement.

During all times applicable hereto, All American was experiencing significant financial and other difficulties, including liquidity issues. As a result, All American was unable to provide the Company with its financial information to allow the Company to timely file its Definitive Information Statement with the Securities Exchange Commission.

On February 17, 2009, after receipt of All American’s financial information, the Company filed its Definitive Information Statement with the SEC. Pursuant to the terms of the Merger Agreement, as amended, All American was then required to close the merger on or before March 19, 2009. All American was unable to consummate the Merger. The Company’s Board of Directors directed the Company’s management to notify All American that the Company was no longer willing to extend the closing date of the Merger and further, that the Company was exercising its rights under the Merger Agreement, as amended, to recover all costs incurred by the Company relating to the proposed Merger. On April 14, 2009, the Company provided formal notice to All American, demanding payment of all fees and expenses. As of the date of this report the Company has not received any funds from All American, or any formal response back to its demand for payment. The Company intends to enforce its rights to collect the balance of $315,972 against All American.

While management is confident that the Company will obtain a judgment against All American, there can be no assurance that the Company will be successful in obtaining this judgment, or if successful, that the Company will be able to enforce its judgment and collect all balances due.

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

Exercise of Strategic Warrant

The Strategic Warrant which is outstanding is exercisable for 1,100,000 shares of pre-reverse merger Common Stock at an exercise price of .001 per share. The Company anticipated that the warrant would have been exercised on the closing date of the Merger into 1,100,000 shares of Common Stock on a pre-reverse split basis which would then have been subject to the 16.168733 reverse stock split resulting in the increase of new Common Stock of 68,031 in exchange for the old shares.

Note 4 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $108,373, negative cash flow from operations of $58,242 for the nine months ended March 31, 2009, has an accumulated deficit of $3,370,926 and a stockholders’ deficiency of $521,516 at March 31, 2009. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 5 – Accrued Expenses and Other Current Liabilities

	March 31, 2009	June 30, 2008

Legal fees	$46,014	$35,737
Accounting, Auditing and Tax preparation	34,000	10,000
Miscellaneous, other	16,869	12,000

Total accrued expenses and other current liabilities	$96,883	$57,737

Note 6 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through March 2009	10,985

$206,692

Note 7 – Affiliated Party Debt

	Nine Months Ended March 31, 2009	Year Ended June 30, 2008
Due to major shareholder/creditor, beginning of period	$161,083	$109,252
Additional borrowings	58,006	51,831
Repayments	—	—
End of period	$219,089	$161,083

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

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $206,692 convertible debt into 2,066,920 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 – Related Party Transactions

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is an entity controlled by one of our executive officers, who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic, which, was primarily incurred as a result of the proposed merger with All American:

Balance, June 30, 2008	$161,083
Advances	22,000
Interest	16,506
Management Fee	19,500

Balance, March 31, 2009	$219,089

The Company records a management fee of $500 per month for the use of office space and administrative as well as management services provided by Strategic. In March 2009 an additional $15,000 was incurred by the Company for services related to the proposed and terminated merger. See Note 7 Affiliated Party Transaction to the Company’s audited financial statements for the fiscal years ended June 30, 2008 and 2007 on Form 10-KSB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and nine months ended March 31, 2009 and 2008, respectively, and the financial condition of the Company at March 31, 2009. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2008 and 2007 on Form 10-KSB filed with the Securities Exchange Commission.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10-KSB filed for the fiscal year ended June 30, 2008.

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

Overview

We have no operations and due to the uncertainty of the markets we address or intend to address, it is difficult to predict our future results of operations.

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

On December 18, 2007, we executed a Merger Agreement with All American Home Products, LLC, whereby All American would have merged with and into the Company and the Company would then be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000 paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which was be credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the terminated Merger.

All American is experiencing significant difficulties including liquidity issues and providing the Company required financial information for the timely filing of the definitive information statement with the Securities Exchange Commission. These difficulties prevented the consummation of the proposed merger.

On February 17, 2009 the Company filed its Definitive Information Statement with the SEC. Accordingly, All American was required to close the merger on or before March 19, 2009. All American was unable to consummate the Merger and the Company reported on Form 8-K that on April 1, 2009 it was terminating the Merger Agreement effective March 19, 2009.

The Company does not anticipate incurring any termination penalties. All American is obligated to pay all of the Company’s costs relating to the merger, which is approximately $315,000. All American is experiencing significant difficulties including liquidity issues. These difficulties prevented the consummation of the proposed merger. The Company will be pursuing all actions available to collect the monies due from All American. There can be no assurance that the Company will be successful, or if successful, we will be able to collect.

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

Accrued Expenses and Other Liabilities

Accrued expenses at March 31, 2009 and June 30, 2008 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	March 31, 2009	June 30, 2008	Increase (Decrease)

Legal fees	$46,014	$35,737	$10,277
Accounting fees	34,000	10,000	24,000
Miscellaneous, other	16,869	12,000	4,869

Total Accrued Expenses and Other Liabilities	$96,883	$57,737	$39,146

Accrued Legal fees increased as a result of additional costs related to proposed merger as well as the termination of the merger.

Accounting fees increased as a result of the net differences between a payment of $10,000 and additional accruals of $34,000 for the first three quarters of 2009.

Accrued Miscellaneous also increased as a direct result of the filings related to the proposed merger as well as its termination.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through March 2009	10,985

$206,692

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2008	$161,083
Advances	22,000
Interest	16,506
Management Fee	19,500

Balance, March 31, 2009	$219,089

The Company records a management fee of $500 per month for the use of office space and administrative as well as management services provided by Strategic. In March 2009 an additional $15,000 was incurred by the Company for services related to the proposed and terminated merger including the review of 14C SEC filings. See Note 7 Affiliated Party Transaction to the audited financial statements for the years ended June 30, 2008 and 2007 on Form 10-KSB and Note 10 of the March 31, 2009 unaudited financial statements.

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

General and administrative expenses were $66,687 for the three months ended March 31, 2009, as compared to $44,321 for the three months ended March 31, 2008, an increase of $22,366. Listed below is a summary of the expenses:

	Three Months Ended March 31,

	2009	2008

Accounting, Audit and Tax Fees	$32,000	$4,500
Legal Fees	9,276	36,000
Management Fees	1,500	1,500
Edgarization Costs	4,215	1,083
Stock Transfer Fees	449	575
Cost of Information Statement Fees for 14C Filing	17,500	—
Other	1,747	663

TOTAL	$66,687	$44,321

Accounting expenses for the three months ended March 31, 2009 includes the year end 2009 accrual for the audit of the Company’s financial statements and filing of its Form 10-KSB, as well as review of work on Form 14C filed with the SEC.

Legal expenses for the three months ended March 31, 2008 included the cost related to the preliminary information statement.

Edgarization costs in 2009 were incurred to file the preliminary and Definitive Information Statement on Form 14C.

Cost of Information Statement fees for the 14-C filing with the SEC for the three months ended March 31, 2009 pertained to fees due to the Company’s certified public accountant in the amount of $2,500 for additional review work on the 14-C and $15,000 to Strategic related to services as noted in Affiliated Party Debt above. See “Footnote 10 - Related Party Transactions.”

Interest expense was $9,551 for the three months ended March 31, 2009, compared to $10,777 for the three months ended March 31, 2008, a decrease of $1,226. The decrease was the result of lower average outstanding affiliated party debt at March 31, 2009 compared to the same period in 2008, resulting in lower interest expense for the three months ended March 31, 2009. The Affiliated Party Debt was reduced as a result of the $100,000 applied from the partial payment received from All American which is non-refundable.

Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

General and administrative expenses were $80,881 for the nine months ended March 31, 2009, as compared to $147,119 for the nine months ended March 31, 2008, a decrease of $66,238, primarily from lower legal costs this year related to SEC filings.

Listed below is a summary of these expenses:

	Nine Months Ended March 31,
	2009	2008

Accounting, Audit and Tax Preparation	$36,000	$23,800
Legal Fees	12,954	107,553
Management Fees	4,500	4,500
Edgarization Costs	5,316	8,954
Stock Transfer Fees	1,415	975
Cost of Information Statement Fees for 14C Filing	17,500	—
Miscellaneous	3,196	1,337

TOTAL	$80,881	$147,119

Accounting expenses for the nine months ended March 31, 2009 includes the year end 2009 accrual for the audit of the Company’s financial statements and filing of its Form 10-KSB, as well as review of work on Form 14-C filed with the SEC

Legal fees for the nine months ended March 31, 2009 pertain primarily to the proposed merger and its termination. The legal fees for the nine months ended March 31, 2008 of $107,553 comprised of $54,176 related to filing of the Registration Statement on Form 10-SB, $38,130 pertained to due diligence including Merger Agreement and $15,247 pertained to filing Forms 10-QSB’s.

The edgarization costs for the nine months ended March 31, 2009 pertain primarily with the Information Statement 14C in the amount of approximately $3,600. The edgarization costs for the same nine months of 2008 included the cost of the Registration Statement 10-SB.

The Cost of Information Statement fees for recent 14C filing with the SEC pertained to fees due to the Company’s certified public accountant in the amount of $2,500 for additional review work on 14C and $15,000 to Strategic related to services as noted in Affiliated Party Debt above. See “Footnote 10 - Related Party Transactions.”

Interest expense was $27,492 for the nine months ended March 31, 2009, compared to $28,198 for the nine months ended March 31, 2008, a small increase of $706. The decrease was the result of an average slightly lower affiliated party debt at March 31, 2009 compared to the same period outstanding balance in 2008.

Liquidity and Capital Resources

At March 31, 2009, our cash balance was $1,148 and we had a working capital deficit of $521,516.

The lawsuit filed in June 1999 by JJFN Holdings against us and our subsidiaries resulted in a JJFN Judgment against us for $1,100,000 as well as interest computed at the statutory rate of 9% per annum. In November 2004, the former principals of the Company made a partial payment in the amount of $155,000 as part of the settlement agreement. In December 2005, Strategic agreed to convert $1,500,000 of the then $1,638,000 balance owed to it under the JJFN Judgment into 15,000,000 shares of our Common Stock.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, filing costs, interest on the affiliated debt as well as accruing $500 per month for management fees, etc.

For the nine months ended March 31, 2009, we had negative cash flows from operating activities, primarily related to the merger,of $58,242 compared to negative cash flows of $137,811 for the nine months ended March 31, 2008. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the nine months ended March 31, 2009, our loans from Strategic increased by $58,006.

We currently do not have sufficient cash to meet any of our current or anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the fiscal year ended June 30, 2008 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt, equity or other funding.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2009 and 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2008 Form 10-KSB, which constitute the material risks facing us. If any of those risks or the following risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

Proposed merger with All American, as filed on Form Pre 14C on February 14, 2008, as well as the definitive information statement, will not be consummated.

The merger was terminated and the Company may be subject to a number of other risks. The Company has expended a substantial amount of time, effort and incurred the expenses associated with attempting to effectuate the merger. The failure to consummate the merger could have an adverse impact on the financial condition of the Company and the value of its equity interests.

We were concerned (based on the repeated failure of All American to provide us with timely financial information) that even if the merger was consummated, the required periodic reports could be filed on a timely basis. If a company does not comply with the required periodic filings under the Securities Acts, its stock could be suspended from trading, its registration can be revoked in addition to other actions can be taken by the regulatory agencies.

An uncertain and depressed economic environment in the real estate market place.

A significant portion of All American’s sales are into the real estate market which has been affected by the recent worldwide economic downturn. This downturn has resulted in a significant decrease in the sales of their product line. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the market place served by All American. A material adverse impact on the business and revenue is likely if the economy or market place being served does not improve from their present levels.

All American is obligated to reimburse us for costs in connection with the proposed merger. As of March 31, 2009 there is no assurance that we will be reimbursed or that the $315,972 due us will be collectible.

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

Date: April 28, 2009

By:	/s/ Philip Bloom

Philip Bloom Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 28, 2009

By:	/s/ David Miller

David Miller President and Director (Principal Executive Officer)