Form 10-K
period 2009-06-30
Monarch Investment Properties, Inc.
filed 2009-08-17
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Common Stock $.001 par Value

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     Zero (-0-)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  16,168,733

MONARCH INVESTMENT PROPERTIES, INC.
FORM 10-K

MONARCH INVESTMENT PROPERTIES, INC.
FORM 10-K
PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K Statement that do not relate to present or historical conditions or facts are “forward-looking statements” within the meaning of that term in the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may included, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	our need for additional financing in the near future;

•	the Company may suffer from disruptions in the economy that will effect its potential to find financing and/or potential candidate to merge or acquire;

•	no recent operating history;

•	our history of operating losses;

•	the competitive environment in which we operate;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	our ability to fully implement our business plan;

•	other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statement in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Item 1. Business

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

Agreement and Plan of Merger with All American Home Products, LLC (“All American”)

On December 18, 2007, we executed a Merger Agreement with All American, whereby All American would have merged with and into the Company and the Company would be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00, paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which would have been credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we would have been obligated to issue the holders of All American Units one share of our Common Stock for each Unit held at the Effective Time. Any All American Warrants in existence immediately prior to the merger would have been automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time, provided that the number of shares to be issued to holders of Units and the exercise price would have been adjusted on the same basis as the shares of Common Stock to be issued in the merger.

During all times applicable hereto, All American was experiencing significant financial and other difficulties, including liquidity issues. As a result, All American was unable to provide the Company with its financial information to allow the company to timely file its Definitive Information Statement with the Securities Exchange Commission.

On February 17, 2009, after receipt of All American’s financial information, the Company filed its Definitive Information Statement with the SEC. Pursuant to the terms of the Merger Agreement, as amended, All American was then required to close the Merger on or before March 19, 2009. All American was unable to consummate the Merger. The Company’s Board of Directors directed the Company’s management to notify All American that the Company was no longer willing to extend the closing date of the Merger and further, that the Company was exercising its rights under the Merger Agreement, as amended, to recover all costs incurred by the company relating to the proposed merger. On April 14, 2009, the Company provided formal notice to All American, demanding payment of all fees and expenses in the amount of $315,972. The Company served a summary and complaint against All American, which was served on May 20, 2009. As of the date of this report the Company has not received any funds from All American, or any formal response back to its demand for payment.

In December of 2008 a major creditor of All American Home Products initiated litigation against All American for the failure to pay on a promissory note. Then, on February 23, 2009 the major creditor entered a default judgment against All American. On April 13, 2009 the major creditor domesticated its default judgment in Florida against All American.

On May 26, 2009 All American filed a petition commencing an Assignment for the Benefit of Creditor (“ABC”) proceeding, pursuant to Chapter 727 of the Florida Statutes. As a result of the ABC, our lawsuit was automatically stayed. Furthermore, as a result of the major creditor’s domesticating their judgment in Florida prior to the May 26, 2009, our claim is automatically subordinated to their claim.

On June 12, 2009, the Company filed its Proof of Claim with the Trustee of the ABC. On June 26, 2009 a hearing was held concerning a Letter of Intent to purchase certain assets of All American Home Products, dated May 13, 2009. The Letter of Intent provides for a purchase price of all the assets for $10,000, a $10,000 breakup fee if another bid is received, as well as related fees. The major judgment creditor is contesting the proposed sale.

The Company believes that based on the filing of the ABC and the perfection of a judgment claim against All American, it is highly unlikely the Company will have any recovery of its claim.

Employees

As of June 30, 2009 we had no employees other than our executive officers. Each of our executive officers are engaged in outside business activities and will devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our shareholders and affiliate, Strategic, pursuant to a letter agreement, dated July 9, 2007.

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

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below. The risks discussed below, together with all of the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and related notes appearing herein, any of which could materially affect our business, financial conditions or results of operations, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially and adversely affect our business, financial condition and results of operations.

We currently have very limited assets, no sources of revenue or business operations, and will need additional financing in order to execute our business plan.

We do not currently have any assets other than a cash balance of $5,179 as of June 30, 2009. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

Since we have not had business operations in recent years, we are considered a shell company under the federal securities laws which may have an adverse effect on our business and how we are perceived in the business community.

Under the federal securities laws, we are considered a shell company because, at June 30, 2009, we had nominal operations and assets consisting of $5,179, representing cash and cash equivalents. The SEC rules (i) prohibit the use of a Registration Statement on Form S-8 by a shell company and (ii) require a shell company or its successor to file a Current Report on Form 8-K disclosing a transaction that caused the company to lose its shell company status and including information that the shell company or its successor would be required to provide if it were registering a class of securities on Form 10, as applicable, under the Exchange Act. Our future operating results depend on many factors, including, but not limited to our ability to implement our growth strategy, and we anticipate that we will operate as a shell company until such time as we can develop stable and revenue-generating operations. Our status as a shell company may have an adverse effect on our business.

We will require additional financing in the near future or our business will fail.

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

Although we do not have a current unequivocal commitment, we would likely issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of Common Stock and preferred stock, to complete a business combination. The issuance of additional shares of Common Stock or any number of shares of our preferred stock:

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

The resulting change in control of the Company would likely result in removal of the present executive officers and directors of the Company and a corresponding reduction in or elimination of such person’s participation in the future affairs of the Company.

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

We will continue to incur increased costs as a result of becoming a reporting company.

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

If we fail to maintain and effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, as a non-accelerated filer, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008, to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2010, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are required to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2008 and 2009 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

Lack of Liquidity

Our stock has not been traded in a while. Before requiring stock in the Company investors should consider that this lack of liquidity would make it difficult for investors to trade their shares in the given market.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We do not own or have a lease for any property. Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431.

Item 3. Legal Proceedings

Monarch is not a party to any legal proceedings and no such proceedings are known to be contemplated other than the claim against All American. See Item 1 – Business – Plan of Merger.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

A.	Market Information

To the best of our knowledge our Common Stock is not currently quoted or traded on any exchange or inter-dealer electronic quotation service.

B.	Dividend Policy

          No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation

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

On December 18, 2007, we executed a Merger Agreement with All American, whereby All American would have merged with and into the Company and the Company would be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00, paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which would have been credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic Capital Resources, Inc., the Company’s principal stockholder, incurred by it in connection with the Merger. Under the terms of the Merger Agreement, as amended, we would have been obligated to issue the holders of All American Units one share of our Common Stock for each Unit held at the Effective Time. Any All American Warrants in existence immediately prior to the merger would have been automatically converted into warrants to purchase our Common Stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time, provided that the number of shares to be issued to holders of Units and the exercise price would have been adjusted on the same basis as the shares of Common Stock to be issued in the merger.

During all times applicable hereto, All American was experiencing significant financial and other difficulties, including liquidity issues. As a result, All American was unable to provide the Company with its financial information to allow the company to timely file its Definitive Information Statement with the Securities Exchange Commission.

On February 17, 2009, after receipt of All American’s financial information, the Company filed its Definitive Information Statement with the SEC. Pursuant to the terms of the Merger Agreement, as amended, All American was then required to close the Merger on or before March 19, 2009. All American was unable to consummate the Merger. The Company’s Board of Directors directed the Company’s management to notify All American that the Company was no longer willing to extend the closing date of the Merger and further, that the Company was exercising its rights under the Merger Agreement, as amended, to recover all costs incurred by the company relating to the proposed merger. On April 14, 2009, the Company provided formal notice to All American, demanding payment of all fees and expenses. As of the date of this report the Company has not received any funds from All American, or any formal response back to its demand for payment. The Company intends to enforce its rights to collect the balance of $315,972 against All American. See Item 1 – Business – Plan of Merger.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Liabilities

Accrued expenses at June 30, 2009 and 2008 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, June 30, 2007	$30,718
Payment of accrued professional fees	(24,718)
Accrual of accounting fees	16,000
Accrual of other fees	35,737

Balance, June 30, 2008	57,737
Payment of accrued professional and accounting fees	(19,398)
Payment of other fees and expenses	(8,754)
Accrual of professional fees	16,130
Accrual of accounting fees	18,500
Accrual of other fees and expenses	16,455

Balance, June 30, 2009	$80,670

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest, July 2008 through June 2009	14,647

Balance, June 30, 2009	$210,354

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. which is controlled by one of our executive officers. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2007	$109,252
Interest	23,331
Advances	128,500
Payments – reimbursements from potential merger candidate, All American	(100,000)

Balance, June 30, 2008	161,083
Interest	23,235
Advances	51,000

Balance, June 30, 2009	$235,318

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders.

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

General and administrative expenses were $70,137 for the year ended June 30, 2009, as compared to $157,471 for the year ended June 30, 2008, a decrease of $87,334. Legal expenses in 2009 and 2008 resulted primarily from our efforts to facilitate a merger as well as the costs of SEC Filings related to the Merger. Filing fees in 2009 comprise of $15,000 to Strategic Capital Resources, Inc. and $2,500 for accounting firm to review public filings related to the proposed Merger. The Company did receive from the potential merger candidate a non-refundable, partial reimbursements of some of the costs of the proposed merger. Listed below is a summary of these expenses:

	2009	2008

Accounting Fees	$18,500	$26,300
Legal Fees	15,208	111,262
Management Fees	6,000	6,000
Printing	6,138	9,575
Stock Transfer Fees	1,690	1,650
Filing Fees	17,500	—
Miscellaneous Fees and Other	5,101	2,684

TOTAL	$70,137	$157,471

Other income and interest expense for the year ended June 30, 2008 netted to income of $62,021. It is comprised of $100,000 which was received from All American as a partial reimbursement payment to be applied towards fees and expenses incurred in the ordinary course of business in connection with the proposed merger. Interest expense was $37,883 for the year ended June 30, 2009, compared to $37,979 for the year ended June 30, 2008.

As a result of the foregoing, we incurred a net loss of $108,020 for the year ended June 30, 2009, compared to a net loss of $95,450 for the year ended June 30, 2008. The net expenses in 2008 would have been in comparison substantially higher were it not for the corresponding reimbursement of some of the Merger costs.

Liquidity and Capital Resources

At June 30, 2009, our cash balance was $5,179 and we had a working capital deficit of $521,163.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees and $17,500 related to the merger filing fees.

For the year ended June 30, 2009, we had negative cash flows from operating activities of $70,440 compared to negative cash flows of $53,783 for the year ended June 30, 2008, an increase of $16,657. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the year ended June 30, 2009 our loans from Strategic increased by $74,235.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2009 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to obtain capital through debt and equity funding.

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

Statement of Financial Accounting Standards (“SFAS”) No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2009 and 2008. Accordingly, any estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities. Our accounting policies are described in Note 5 to our financial statements. Also please see Note 5 to our financial statements for Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 7A. Quantitative and Qualitative Disclosures Above Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements

The following financial statements are filed as a part of this Form 10-K immediately following the signature page:

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the two years ended June 30, 2009 and 2008 Monarch has not filed a Form 8-K reporting a change of accountants, nor has there been any material disagreement with its accountants on any matter regarding accounting or financial disclosure.

Item 9A(T). Controls and Procedures

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

In evaluating internal controls, management considered the amount of Monarch’s financial activities and resources. Monarch has for the past several years, used the services of Strategic’s accounting department to assist in completing the financial reporting process, but ultimately the principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

Item 9B. Other Information

Not Applicable

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of Monarch are elected to hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified. Officers of Monarch are elected by the Board of Directors and hold office until their successors are elected and qualified.

As of June 30, 2009 the officer and directors of Monarch are:

Name	Age	Position

David Miller	64	Chairman of the Board, President, Secretary and Principal Executive Officer
John H. Roach, Jr.	67	Director
Ralph Wilson	79	Director
Philip Bloom	55	Principal Financial and Accounting Officer, Treasurer

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

John H. (Casey) Roach, Jr. has served as our Director since March 2005. Since December 2006, Mr. Roach has served as Senior managing Director and Senior Vice President of TD Wealth Management (Formerly Commerce Bank Private Banking division). Mr. Roach’s appointment at TD Wealth Management marked the launch of a dedicated private banking team to serve high net worth clients in the Westchester and Connecticut markets. Mr. Roach is an experienced financial services executive whose career, which spans more that 40 years, has focused on asset and wealth management, corporate finance, investment banking, credit and insurance. He is on the board of several companies including Priva Technologies, Inc., a firm which specializes in authentication and security and Strategic Capital Resources, Inc., a specialty financing company.

Ralph J. Wilson has served as our director since March 2005. Mr. Wilson has served as the director, secretary and treasurer of Comet Electronics Corporation, a privately held electronics manufacturer from November 1966 to present. He also has been a director of Strategic Capital Resources, Inc. since 1995.

Philip Bloom was appointed in May 2008 as our principal financial and accounting officer. Mr. Bloom has been in South Florida for the past 17 years in the financial services industry. He has served on the Board of Directors of Strategic Capital Resources, Inc. since May 2007.

Mr. David Miller, and the other Board Members, as well as Mr. Bloom, are actively involved in the ownership, management and operation of other business, including the business of Strategic Capital Resources, Inc. As such, they may have conflicts of interest in the allocation of business time which may have an adverse affect on our business and operations.

Involvement in Certain Legal Proceedings

We are not a party to any pending legal proceeding other than our collection claim against All American. See Item 1 – Business – Plan of Merger. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. To the knowledge of our management, no director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent (5%) of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended Jun 30, 2009.

Item 11. Executive Compensation

No executive officer of the Company earned, was awarded or paid any compensation for services in such capacities for the fiscal years ended June 30, 2009 and 2008.

Our directors do not receive any compensation for services rendered in such capacities.

On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to the Company in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President, David Miller.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 30, 2009 with respect to the beneficial ownership of our Common Stock by the following individuals and groups:

•	each of our directors;

•	each of our executive officers;

•	each person whom we know beneficially owns five percent (5%) or more of our outstanding Common Stock;

•	all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

David Miller (2)	11,355,000	70.22%
John H. (Casey) Roach, Jr	0	—
Ralph J. Wilson	0	—
Philip Bloom	0	—
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. (3)(4)	1,520,000	8.8%
Lite N Low, Inc.	1,485,000	9.2%
Priority Capital Corp.	2,205,000	13.6%
Helen Miller Irrevocable Trust	1,770,000	10.9%
All directors and executive officers as a group (5 persons)	15,000,000	92.8%

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

Each person in the table above is considered the beneficial owner of securities that it can acquire through the exercise or conversion of warrants or other convertible securities that are exercisable or convertible within 60 days from July 31, 2009. In calculating each beneficial owner’s percentage ownership, we have assumed that the warrants held by that person that are exercisable within 60 days from July 31, 2007 have been exercised. Some of our securities may be beneficially owned by more than one person.

Item 13. Certain Relationships and Related Transactions and Directors Independence

On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to the Company in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President and Director, David Miller.

Item 14. Principal Account Fees and Services

(a) Audit Fees

Our principal accountant, Sherb & Co., LLP, billed us aggregate fees in the amount of approximately $16,000 for the fiscal year ended June 30, 2009 and $14,500 for the fiscal year ended June 30, 2008. These amounts were billed for professional services that Sherb & Co, LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years as well as quarterly 10-Q’s.

(b) Audit – Related Fees

No other audit related fees were billed to the Company for the fiscal years ended June 30, 2009 and 2008.

(c) Tax Fees

Sherb & Co., LLP billed fees of $1,500 per year for the fiscal years ended June 30, 2009 and 2008.

PART IV

Item 15. Exhibits

Exhibit Number	Description

* 2.1	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 11, 1997, by Comstock Tailings Company.

* 2.2	Agreement and Plan of Share Exchange dated March 31, 1997 between Comstock Tailings Company and Iron Holdings Corp.

+ 2.3	Agreement and Plan of Merger by and among Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007.

+ 2.4	Amendment to Agreement and Plan of Merger, effective as of February 29, 2008, by and among Monarch Investment Properties, Inc. and All American Home Products, LLC.

* 3.1.1	Articles of Incorporation of Comstock Tailings Company, as filed with the Secretary of State of the State of Nevada on May 13, 1988.

* 3.1.2	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on October 16, 1997.

* 3.1.3	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on July 15, 1998.

* 3.1.4	Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007.

* 3.2	Amended and Restated By-Laws of Monarch Investment Properties, Inc.

* 10.1	Letter Agreement, by and between Monarch Investment Properties, Inc. and Strategic Capital Resources, Inc., dated July 9, 2007.

* 10.2	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc.

31.1	Certificate of Principal Executive Officer required by Rule 13(a) – 14(a)

31.2	Certificate of Principal Financial Officer required by Rule 13(a) – 14(a)

32	Certificate Pursuant to Sec 906

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

MONARCH INVESTMENT PROPERTIES, INC.

Dated: August 14, 2009	By:	/s/ David Miller

David Miller
President, Principal Executive Officer

Date: August 14, 2009	By:	/s/ Philip Bloom

Philip Bloom
Principal Financial Officer

MONARCH INVESTMENT PROPERTIES, INC.

805 Third Avenue
New York, NY 10022
Tel: 212-838-5100
Fax: 212-838-2676
e-mail: info@sherbcpa.com
Offices in New York and Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monarch Investment Properties, Inc.

          We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and cash flows for each of the years ended June 30, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Monarch Investment Properties, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
August 13, 2009

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS

CURRENT ASSETS
Cash	$5,179	$1,384

Total Current Assets	5,179	1,384

TOTAL ASSETS	$5,179	$1,384

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$80,670	$57,737
Convertible judgment debt payable	210,354	195,707
Affiliated party debt	235,318	161,083

Total Current Liabilities	526,342	414,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,370,573)	(3,262,553)

Total Stockholders’ Deficiency	(521,163)	(413,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,179	$1,384

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008

Revenue	$—	$—

General and administrative expenses	70,137	157,471

Loss from operations	(70,137)	(157,471)

Other (expense) income:
All American reimbursement of expenses	—	100,000
Interest expense	(37,883)	(37,979)

Net loss	$(108,020)	$(95,450)

Net loss per common share:
Basic and fully diluted	$(0.007)	$(0.006)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Preferred Shares	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
		Shares	Amount

Balance at June 30, 2007	—	16,168,733	$16,169	$2,833,241	$(3,167,103)	$(317,693)

Net Loss	—	—	—	—	(95,450)	(95,450)

Balance at June 30, 2008	—	16,168,733	16,169	2,833,241	(3,262,553)	(413,143)

Net Loss	—	—	—	—	(108,020)	(108,020)

Balance at June 30, 2009	—	16,168,733	$16,169	$2,833,241	$(3,370,573)	$(521,163)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,020)	$(95,450)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash contributed compensation expense
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	22,932	27,020
Convertible judgment debt payable	14,648	14,647

Total adjustments	37,580	41,667

Net cash used in operating activities	(70,440)	(53,783)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	74,235	51,831

Net cash provided by financing activities	74,235	51,831

NET INCREASE (DECREASE) IN CASH	3,795	(1,952)
CASH - BEGINNING OF YEAR	1,384	3,336

CASH - END OF YEAR	$5,179	$1,384

Supplemental cash flow data:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

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
JUNE 30, 2009 AND 2008

As a result of the foregoing, Monarch became a majority owned subsidiary of SCRI and was required to be consolidated into the financial statements of SCRI.

As a result of the litigation settlement (see Note 11 – Litigation) SCRI acquired majority control (62.8%) of Monarch. SCRI consolidated Monarch into its financial statements as a result of their percentage of ownership and control through December 31, 2005. In the quarter ended March 31, 2006, SCRI’s ownership interest in Monarch was eliminated and was no longer a controlling shareholder. Accordingly, SCRI deconsolidated Monarch from its financial statements.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $108,020 negative cash flow from operations of $70,440 for the year ended June 30, 2009, has an accumulated deficit of $3,370,573 and a stockholders’ deficiency of $521,163 at June 30, 2009. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Management intends to continue to seek additional debt or equity financing to fund its anticipated losses until a worthy merger candidate is located. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Agreement and Plan of Merger

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

Details of the Merger Agreement, as amended, and information related to the business of All American and its unaudited financial statements for the interim period ended September 30, 2007 and its audited financial statements for the year ended December 31, 2006 and accompanying notes were filed with the Securities and Exchange Commission on February 14, 2008 in a Preliminary Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act of 1934 and on December 27, 2007 and May 30, 2008 in current reports on Form 8-K. In accordance with SEC regulations, All American’s audited financial statements for the year ended December 31, 2007, as well as reviewed unaudited interim financial statements through September 30, 2008, were required to be filed with the SEC in an amended Preliminary Information Statement.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

During all times applicable hereto, All American was experiencing significant financial and other difficulties, including liquidity issues. As a result, All American was unable to provide the Company with its financial information to allow the Company to timely file its Definitive Information Statement with the Securities Exchange Commission.

On February 17, 2009, after receipt of All American’s financial information, the Company filed its Definitive Information Statement with the SEC. Pursuant to the terms of the Merger Agreement, as amended, All American was then required to close the Merger on or before March 19, 2009. All American was unable to consummate the Merger. The Company’s Board of Directors directed the Company’s management to notify All American that the Company was no longer willing to extend the closing date of the Merger and further, that the Company was exercising its rights under the Merger Agreement, as amended, to recover all costs incurred by the company relating to the proposed merger. On April 14, 2009, the Company provided formal notice to All American, demanding payment of all fees and expenses in the amount of $315,972. The Company served a summary and complaint against All American, which was served on May 20, 2009. As of the date of this report the Company has not received any funds from All American, or any formal response back to its demand for payment.

In December of 2008 a major creditor of All American Home Products initiated litigation against All American for the failure to pay on a promissory note. Then, on February 23, 2009 the major creditor entered a default judgment against All American. On April 13, 2009 the major creditor domesticated its default judgment in Florida against All American.

On May 26, 2009 All American filed a petition commencing an Assignment for the Benefit of Creditor (“ABC”) proceeding, pursuant to Chapter 727 of the Florida Statutes. As a result of the ABC, our lawsuit was automatically stayed. Furthermore, as a result of the major creditor’s domesticating their judgment in Florida prior to the May 26, 2009, our claim is automatically subordinated to their claim.

On June 12, 2009, the Company filed its Proof of Claim with the Trustee of the ABC. On June 26, 2009 a hearing was held concerning a Letter of Intent to purchase certain assets of All American Home Products, dated May 13, 2009. The Letter of Intent provides for a purchase price of all the assets for $10,000, a $10,000 breakup fee if another bid is received, as well as related fees. The major judgment creditor is contesting the proposed sale.

The Company believes that based on the filing of the ABC and the perfection of a judgment claim against All American, it is highly unlikely the Company will have any recovery of its claim.

Note 5 –Significant Accounting Policies

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

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2009 and 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (SFAS No. 165”) to be effective for the interim or annual financial periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in it financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 6 – Accrued Expenses and Other Current Liabilities

	June 30, 2009	June 30, 2008

Accrued Expenses and Other Current Liabilities Consist of:
Legal fees	$47,567	$35,737
Accounting and Auditing	16,500	10,000
Miscellaneous, other	16,603	12,000

Total accrued expenses and other current liabilities	$80,670	$57,737

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

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

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2009. In addition a $15,000 fee was recognized to Strategic related to work performed pertaining to the Merger and the related review of the 14C filing.

	June 30, 2009	June 30, 2008

Due to major shareholder/creditor, beginning of year	$161,083	$109,252
Additions	74,235	151,831
Less reimbursement from All American		(100,000)

End of year	$235,318	$161,083

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $23,235. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 8 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2009 approximates $160,000. In addition there is another $100,235 of interest expense to deduct to due to shareholders once paid as of June 30, 2009. The Company applied the $1,653,462 of debt converted as forgiveness of income for tax purposes, which requires such amount to be applied against the NOL carry over of the prior year pursuant to an insolvency exemption by the internal revenue code. The NOL’s prior to June 30, 2003 are not determinable as it appears the tax returns had not been filed by the prior management for several years. In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited. Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use.

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

	June 30, 2009	June 30, 2008

Deferred tax assets:
Net operating loss carryforward	$63,400	$39,851
Utilization of operating loss carryforward	—	—
Less valuation allowance	(63,400)	(39,851)

Net deferred tax asset	$—	$—

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2009 and 2008, as a result of the following:

	June 30, 2009	June 30, 2008

Tax (benefit) at statutory rate	$(36,700)	$(32,450)
Temporary timing differences	12,900	12,900
Permanent timing differences	—	—
Change in valuation allowance	23,800	19,550

Tax due	$—	$—

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

At June 30, 2009 there were 16,168,733 shares of common stock outstanding.

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
JUNE 30, 2009 AND 2008

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

There were 1,100,000 common stock warrants available for issuance as of June 30, 2009 and 2008. A summary of the status of the warrants as of June 30, 2009 and 2008 and changes during the years then ended is presented below:

	June 30, 2009		June 30, 2008

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—

Outstanding at end of year	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of June 30, 2009:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$0.001	1,100,000	$0.001	4.75

Note 10 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $210,354 convertible debt into 2,103,540 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 11 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

Iron Eagle Contracting and Mechanical, Inc., etal

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

At June 30, 2009 and 2008, the judgment payable with accrued interest is $210,354 and $195,707, respectively. The remaining $210,354 of convertible debt and interest is convertible at $0.10 per share. There is no beneficial conversion feature pursuant to EITF 98-5 as the conversion price of such debt was deemed to be at market.