Form 10-Q
period 2009-09-30
Monarch Investment Properties, Inc.
filed 2009-10-16
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1251553

(State or Other Jurisdiction	(I.R.S. Employer Identification
of Incorporation or Organization)	Number)

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

Yes ☒     No ☐

The number of shares outstanding of the registrant’s Class A common stock as of October 16, 2009 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,406	$5,179

Total Current Assets	2,406	5,179

TOTAL ASSETS	$2,406	$5,179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$76,498	$80,670
Convertible judgment debt payable	214,016	210,354
Affiliated party debt	248,877	235,318

Total Current Liabilities	539,391	526,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,386,395)	(3,370,573)

Total Stockholders’ Deficiency	(536,985)	(521,163)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,406	$5,179

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Revenue	$—	$—

General and administrative expenses	5,102	7,383

Loss from operations	(5,102)	(7,383)

Other (expenses) income:
Interest expense	(10,720)	(8,774)

Net loss	(15,822)	$(16,157)

Net loss per common share:
Basic and fully diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

	Preferred Shares			Additional	Accumulated Deficit
		Common Stock		Paid-In
		Shares	Amount	Capital		Total

Balance at June 30, 2009		16,168,733	$16,169	$2,833,241	$(3,370,573)	$(521,163)

Net Loss					(15,822)	(15,822)

Balance at September 30, 2009	—	16,168,733	$16,169	$2,833,241	$(3,386,395)	$(536,985)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,822)	$(16,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (Decrease) in accrued expenses and other current liabilities	(4,172)	(5,427)
Increase in convertible judgment debt payable	3,662	3,662

Total adjustments	(510)	(1,765)

Net cash used in operating activities	(16,332)	(17,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	13,559	16,612

Net cash provided by financing activities	13,559	16,612

NET (DECREASE) IN CASH	(2,773)	(1,310)
CASH - BEGINNING OF YEAR	5,179	1,384

CASH - END OF PERIOD	$2,406	$74

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
September 30, 2009
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2009 and 2008 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

FASB ASC 820 - Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2009 and June 30, 2009. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not having an impact on our financial position, results of operations and cash flows.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $15,822, negative cash flow from operations of $16,332 for the three months ended September 30, 2009, has an accumulated deficit of $3,386,395 and a stockholders’ deficiency of $536,985 at September 30, 2009. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	September 30, 2009	June 30, 2009

Legal fees	$43,675	$47,567
Accounting and Auditing	16,500	16,500
Miscellaneous, other	16,323	16,603

Total accrued expenses and other current liabilities	$76,498	$80,670

Note 5 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through September 2009	3,662

Balance, September 30, 2009	$214,016

Note 6 – Affiliated Party Debt-Related Party Transactions

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”), which is an entity controlled by one of our executive officers, who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Three Months Ended September 30, 2009	Year Ended June 30, 2009

Due to major shareholder/creditor, beginning of period	$235,318	$161,083
Additional borrowings	13,559	74,235
Repayments	—	—

End of period	$248,877	$235,318

Additional borrowing for the three months ended September 30, 2009 comprised of $5,000 of Cash Advances, Interest on Debt of $7,059, and Management Fees of $1,500.

See Note 7 to the audited financial statements for the years ended June 30, 2009 and 2008.

Note 7 – Income Taxes

FASB ASC 740 - Income Taxes, provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. Therefore, a valuation allowance equal to the potential deferred tax benefit has been established in full, resulting in no deferred tax benefit as of the balance sheet dates.

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $184,721 convertible debt into 1,847,210 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three months ended September 30, 2009 and 2008, respectively, and the financial condition of the Company at September 30, 2009. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2009 and 2008 on Form 10-K filed with the Securities Exchange Commission.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-QB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10-K filed for the fiscal year ended June 30, 2009.

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

Accrued Expenses and Other Liabilities

Accrued expenses at September 30, 2009 and June 30, 2009 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	September 30, 2009	June 30, 2009	Increase (Decrease)

Legal fees	$43,675	$47,567	$(3,892)
Accounting fees	16,500	16,500	0
Miscellaneous, other	16,323	16,603	(280)

Total Accrued Expenses and Other Liabilities	$76,498	$80,670	$(4,172)

Accrued legal fees are primarily the result of costs incurred in early 2008 related to our filing of the registration statement on Form 14C with the Securities and Exchange Commission and our failed merger. For further information on the failed Merger, refer to the Financial Statements and Note 4 in our Annual Report on Form 10-K for the year ended June 30, 2009.

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through September 2009	3,662

Balance, September 30, 2009	$214,016

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2009	$235,318
Advances	5,000
Interest	7,059
Management Fee	1,500

Balance, September 30, 2009	$248,877

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

General and administrative expenses were $5,102 for the three months ended September 30, 2009, as compared to $7,383 for the three months ended September 30, 2008, a decrease of $2,281.

	2009	2008

Accounting Fees	$2,000	$2,000
Legal Fees	518	2,678
Management Fees	1,500	1,500
Stock Transfer Fees	240	315
Miscellaneous Fees	844	890

TOTAL	$5,102	$7,383

We accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc., a related party. The Miscellaneous fees are primarily the result of edgarization costs associated with the filing of Form 10-Q.

Interest expense was $10,720 for the three months ended September 30, 2009, compared to $8,774 for the three months ended September 30, 2008, an increase of $1,946. The increase was the result of higher affiliated party debt at September 30, 2009 compared to 2008, resulting in higher interest expense for the three months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, our cash balance was $2,406 and we had a working capital deficit of $536,985.

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

For the three months ended September 30, 2009, we had negative cash flows from operating activities of $16,332 compared to negative cash flows of $17,922 for the three months ended September 30, 2008. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2009, our loans from Strategic increased by $13,559.

We currently do not have sufficient cash reserves to meet any of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the fiscal year ended June 30, 2009 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2009 and 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 5 to our audited financial statements for the fiscal years ended June 30, 2009 and 2008 on Form 10-K filed with the Securities Exchange Commission.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2009 Form 10-K, which constitute the material risks facing us. If any of those risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

The recent disruptions in credit and freeze in the current market, as well as deterioration of national and global economic conditions could, among other things:

•	Impair our ability to access additional funds,

•	Make it more difficult or costly for us to obtain financing in order to execute our business plan,

•	Impair our efforts to identify potential investors and business combination opportunities,

•	Significantly affect our ability to issue shares or debt securities to complete a business combination.

We are unsure of the duration and severity of this economic crisis. If the crisis persist or worsens and economic conditions remain weak over a long period, the likelihood of the crisis will have a significant impact on our Company.

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

All American is obligated to reimburse us for costs in connection with the proposed merger. As of September 30, 2009 there is no assurance that we will be reimbursed or that the $315,972 due us will be collectible.

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

Date: October 16, 2009

By:	/s/ Philip Bloom

Philip Bloom
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 16, 2009

By:	/s/ David Miller

David Miller
President and Director (Principal Executive Officer)