Form 10-Q
period 2009-12-31
Monarch Investment Properties, Inc.
filed 2010-02-08
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes   ☒    No   ☐

The number of shares outstanding of the registrant’s Class A common stock as of February 8, 2010 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$1,865	$5,179

Total Current Assets	1,865	5,179

TOTAL ASSETS	$1,865	$5,179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$74,423	$80,670
Convertible judgment debt payable	217,678	210,354
Affiliated party debt	262,949	235,318

Total Current Liabilities	555,050	526,342

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,00 shares authorized, no shares issued and outstanding	—	—

Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and Outstanding, respectively	16,169	16,169

Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,402,595)	(3,370,573)

Total Stockholders’ Deficiency	(553,185)	(521,163)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,865	$5,179

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Revenue	$—	$—	$—	$—
General and administrative expenses	4,966	6,811	10,068	14,194

Loss from operations	(4,966)	(6,811)	(10,068)	(14,194)

Other (expense) income:
Interest expense	(11,234)	(9,167)	(21,954)	(17,941)

Total Other (expense)	(11,234)	(9,167)	(21,954)	(17,941)

Net Loss	$(16,200)	$(15,978)	$(32,022)	$(32,135)

Net Loss per common share:
Basic and fully diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Unaudited)

	Preferred Shares	Common Stock		Additional Paid-In Capital	Accumulated Deficit
		Shares	Amount			Total

Balance at June 30, 2009		16,168,733	$16,169	$2,833,241	$(3,370,573)	$(521,163)

Net Loss					(32,022)	(32,022)

Balance at December 31, 2009	—	16,168,733	$16,169	$2,833,241	$(3,402,595)	$(553,185)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,022)	$(32,135)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other current liabilities	(6,247)	(5,029)
Increase in convertible judgment debt payable	7,324	7,324

Total adjustments	1,077	2,295

Net cash used in operating activities	(30,945)	(29,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	27,631	30,618

Net cash provided by financing activities	27,631	30,618

NET INCREASE (DECREASE) IN CASH	(3,314)	778
CASH - BEGINNING OF YEAR	5,179	1,384

CASH - END OF PERIOD	$1,865	$2,162

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
December 31, 2009
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2009 and for all periods presented have been made.

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

The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2009 and June 30, 2009. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”). “Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and therefore it is not having an impact on our financial position, results of operations and cash flows.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $32,022, negative cash flow from operations of $30,945 for the six months ended December 31, 2009, has an accumulated deficit of $3,402,595 and a stockholders’ deficiency of $553,185 at December 31, 2009. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	December 31, 2009	June 30, 2009

Legal fees	$47,283	$47,567
Accounting and Auditing	14,000	16,500
Miscellaneous, other	13,140	16,603

Total accrued expenses and other current liabilities	$74,423	$80,670

Note 5 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through December 2009	7,324

$217,678

Note 6 – Affiliated Party Debt Transaction

	Six Months Ended December 31, 2009	Year Ended June 30, 2009

Due to major shareholder/creditor, beginning of period	$235,318	$161,083
Additional borrowings	27,631	74,235
Repayments	—	—

End of period	$262,949	$235,318

Additional borrowings for the six months ended December 31, 2009 comprised of $10,000 of cash advances, interest on debt of $14,631 and Management Fee of $3,000.

See Note 7 to the audited financial statements for the years ended June 30, 2009 and 2008.

Note 7 – Income Taxes

FASB ASC 740 – “Income Taxes” provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. Therefore, a valuation allowance equal to the potential deferred tax benefit has been established in full, resulting in no deferred tax benefit as of the balance sheet dates.

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $217,678 convertible debt into 2,176,780 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through February 8, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and six months ended December 31, 2009 and 2008, respectively, and the financial condition of the Company at December 31, 2009. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2009 and 2008 on Form 10-K filed with the Securities Exchange Commission.

Forward-looking Statements

Statements included in the Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Form 10-K filed for the fiscal year ended June 30, 2009.

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

This Space Intentionally Left Blank

Accrued Expenses and Other Liabilities

Accrued expenses at December 31, 2009 and June 30, 2009 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	December 31, 2009	June 30, 2009	Increase (Decrease)

Legal fees	$47,283	$47,567	$(284)
Accounting fees	14,000	16,500	(2,500)
Miscellaneous, other	13,140	16,603	(3,463)

Total Accrued Expenses and Other Liabilities	$74,423	$80,670	$(6,247)

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through December 2009	7,324

Balance, December 31, 2009	$217,678

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2009	$235,318
Advances	10,000
Interest	14,631
Management Fee	3,000

Balance, December 31, 2009	$262,949

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

General and administrative expenses were $4,966 for the three months ended December 31, 2009, as compared to $6,811 for the three months ended December 31, 2008, a decrease of $1,845.

	2009	2008

Accounting Fees	$2,000	$2,000
Legal Fees	349	1,000
Management Fees	1,500	1,500
Stock Transfer Fees	715	651
Edgarized Fees	402	1,660

TOTAL	$4,966	$6,811

General and administrative expenses were $10,068 for the six months ended December 31, 2009, as compared to $14,194 for the six months ended December 31, 2008, a decrease of $4,126.

Six months ended December 31, 2009 compared to the six months ended December 31, 2008.

Listed below is a summary of these expenses:

	2009	2008

Accounting Fees	$4,000	$4,000
Legal Fees	867	3,678
Management Fees	3,000	3,000
Edgarization Costs	1,246	1,101
Stock Transfer Fees	955	966
Miscellaneous	—	1,449

TOTAL	$10,068	$14,194

Liquidity and Capital Resources

At December 31, 2009, our cash balance was $1,865 and we had a working capital deficit of $553,185.

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

For the six months ended December 31, 2009, we had negative cash flows from operating activities of $30,945 compared to negative cash flows of $29,840 for the six months ended December 31, 2008. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the six months ended December 31, 2009, our loans from Strategic increased by $27,631.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2009 and 2008. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

All American is obligated to reimburse us for costs in connection with the proposed merger. As of December 31, 2009 there is not assurance that we will be reimbursed or that the $315,972 due us will be collectible.

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

Date: February 8, 2010

By:	/s/ Philip Bloom

Philip Bloom
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 8, 2010

By:	/s/ David Miller

David Miller
President and Director
(Principal Executive Officer)