Form 10-K/A
period 2009-06-30
Monarch Investment Properties, Inc.
filed 2010-03-17
CIK 1407882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ____________________

Commission file number 000-52754_______

Monarch Investment Properties, Inc.

(Name of registrant in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 N. Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (561) 391- 6117_____________

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12 (g) of the Exchange Act:

_____________________________________Common Stock $.001 par value__________________________________________

(Title of Class)

________________________________________________________________________________________________________

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [_]   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [_]

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

MONARCH INVESTMENT PROPERTIES, INC.

FORM 10-K

This Amendment to the Form 10-K for the fiscal year ended June 30, 2009 of Monarch Investment Properties, Inc. is being filed in response to that certain comment letter dated March 1, 2010 received by the Registrant from the Securities and Exchange Commission and our response letter dated March 16, 2010. Specifically, this amended report revises and enhances disclosure in Item 5, Market for Common Equity and Related Stockholder Matters, Item 9A, Controls and Procedures, Item 11, Executive Compensation, Item 13, Certain Relationships and our Section 302 certification.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We do not own or have a lease for any property. Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431 on a rent free basis.

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

C. Holders

As of June 30, 2009, we had 42 holders of our Common Stock, not including those persons who hold their shares in “street name”.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer,.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation our principal executive officer and principal financial officer concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Inherent Limitations -Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

Item 11. Executive Compensation

During our fiscal years ended June 30, 2009, 2008 and 2007, no executive officer received any compensation. It is not anticipated that any of our executive officers will receive material compensation in the foreseeable future. Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended June 30, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
David Miller, CEO and President	2009	$0	$0	0	$0	$0	$0	0	$0
	2008	$0	$0	0	$0	$0	$0	0	$0
	2007	$0	$0	0	$0	$0	$0	0	$0

(1) On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to us in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President, David Miller. However, we believe that the services and expenses charged by Strategic merely reimburse Strategic for its out of pocket costs associated with the services provided and should not be construed as compensation to Mr. Miller.

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

(4)        Includes 1,100,000 shares of Common Stock underlying a seven-year warrant issued to Strategic to purchase the shares at an exercise price of $.001 per share.

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

In addition a $15,000 fee was recognized to Strategic related to work performed pertaining to the aborted Merger with All American and the related review of the 14C filing.

Finally, our principal place of business is provided by Strategic on a rent free basis.

Strategic is controlled by our President and Director, David Miller.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

We believe that Messrs. John H. Roach, Jr. and Ralph Wilson are considered “independent” directors pursuant to the provisions of Item 407(a) of Regulation S-K.

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

* Filed as an exhibit to the Company’s Registration Statement on Amendment No. 1 to Form 10-SB, as filed with the Securities and Exchange Commission on September 27, 2007, and incorported herein by this reference.

+ Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 26, 2007, and incorporated herein by this reference.

++ Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2010	MONARCH INVESTMENT PROPERTIES, INC. By:s/David Miller____________________________ David Miller President, Principal Executive Officer

Date: March 17, 2010	By:s/Philip Bloom____________________________ Philip Bloom Principal Financial Officer

In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

s/ David Miller

David Miller, Director

s/ John H. Roach, Jr.

John H. Roach, Jr, Director

s/ Ralph Wilson

Ralph Wilson, Director

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