Form 10-K/A
period 2009-06-30
Monarch Investment Properties, Inc.
filed 2010-04-09
CIK 1407882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A2

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ____________________

Commission file number 000-52754_______

Monarch Investment Properties, Inc.________________________________________

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

________________________________________________________________________________________________________________

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

MONARCH INVESTMENT PROPERTIES, INC.

FORM 10-K

This Amendment to the Form 10-K for the fiscal year ended June 30, 2009 of Monarch Investment Properties, Inc. is being filed in response to that certain comment letter dated March 24, 2010 received by the Registrant from the Securities and Exchange Commission and our response letter dated April __, 2010. Specifically, this amended report revises and enhances disclosure in Item 9A, Controls and Procedures, Item 11, Executive Compensation and Item 13, Certain Relationships, as well as the signature page to this report.

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

None

[The remainder of this page is intentionally left blank.]

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

To date, our operations have been funded by Strategic which is controlled by our President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees and $17,500 related to the merger filing fees. The $500 per month that is being charged to us by Strategic for the maintenance of our files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year-end audit for the outside auditors. The $500 per month also includes the preparation of quarterly reports on Form 10-Q as well as the Annual Report on Form 10-K and the filings of Form 8-K as well as the ongoing efforts to find a suitable merger partner for us.

The $15,000 fee that was charged in connection with the AAHP/Monarch Merger represents time and costs associated with the negotiation of the merger with the principals of AAHP and their attorneys, as well as their investment bankers. It further includes the review of AAHP’s financial statements and operations on an on-going basis as well as meetings with their outside auditors. Additionally, it includes assistance in the preparation and review of the proposed Form 8-K12(g)(3)(a) to be filed pursuant to the Merger Agreements.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In evaluating internal controls, management considered the amount our financial activities and resources. We have for the past several years, used the services of Strategic’s accounting department to assist in completing the financial reporting process, but ultimately our principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Item 9B. Other Information

Not Applicable

[The remainder of this page is intentionally left blank.]

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
David Miller, CEO and President	2009	$6,000	$0	0	$0	$0	$0	0	$0
	2008	$6,000	$0	0	$0	$0	$0	0	$0
	2007	$6,000	$0	0	$0	$0	$0	0	$0

(1)

On July 9, 2007 we entered into a written management agreement with Strategic to provide various services to us in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by our President, David Miller. However, we believe that the services and expenses charged by Strategic merely reimburse Strategic for its out of pocket costs associated with the services provided and should not be construed as compensation to Mr. Miller. See “Part II, Item 7, Liquidity and Capital Resources.”

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

Item 13. Certain Relationships and Related Transactions and Directors Independence

To date, our operations have been funded by loans from Strategic, which is controlled by our President, David Miller. These loans included paying professional fees and interest on the affiliated debt. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. We recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic for the period November 3, 2004 through June 30, 2009. At June 30, 2009, the balance due under this obligation was $235,318. For the year ended June 30, 2009 our loans from Strategic increased by $74,235. This loan is due on demand and bears interest at12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

This loan also includes a $15,000 fee related to work performed pertaining to the aborted Merger with All American and the related review of the 14C filing.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

We believe that Messrs. John H. Roach, Jr. and Ralph Wilson are considered “independent” directors pursuant to the provisions of Item 407(a) of Regulation S-K. We do not have an audit, compensation or nominating committee. These functions are performed by our Board of Directors. David Miller, our principal shareholder and President, is also Chairman of our Board of Directors and is not deemed to be an “independent” director.

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

Date: April 9, 2010	MONARCH INVESTMENT PROPERTIES, INC. By:s/David Miller____________________________ David Miller President, Principal Executive Officer

Date: April 9, 2010	By:s/Philip Bloom____________________________ Philip Bloom Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2010.

s/ David Miller_____________________________

David Miller, Director

_________________________________________

John H. Roach, Jr, Director

s/ Ralph Wilson_____________________________

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