Form 10-K/A
period 2009-06-30
Monarch Investment Properties, Inc.
filed 2010-04-27
CIK 1407882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A3

(Amendment No. 3)

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K/A3 that do not relate to present or historical conditions or facts are “forward-looking statements” within the meaning of that term in the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements may included, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	our need for additional financing in the near future;

•	the Company may suffer from disruptions in the economy that will affect its potential to find financing and/or potential candidate to merge or acquire;

•	no recent operating history;

•	our history of operating losses;

•	the competitive environment in which we operate;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	our ability to fully implement our business plan;

•	other regulatory, legislative and judicial developments.

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

EXPLANATORY NOTE:

This Amendment to the Form 10-K for the fiscal year ended June 30, 2009 of Monarch Investment Properties, Inc. is being filed in response to that certain comment letter dated April 19, 2010 received by the Registrant from the Securities and Exchange Commission and our response letter dated April 27, 2010. Specifically, this amended report revises and enhances disclosure in Item 11, Executive Compensation and Item 13, Certain Relationships.

New Certifications of our principal executive and financial officer are included as exhibits to this amendment.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
David Miller, CEO and President	2009	$6,000	$0	0	$0	$0	$0	0	$6,000
	2008	$6,000	$0	0	$0	$0	$0	0	$6,000
	2007	$6,000	$0	0	$0	$0	$0	0	$6,000

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

Item 13. Certain Relationships and Related Transactions and Directors Independence

To date, our operations have been funded by loans from Strategic, which is controlled by our President, David Miller. These loans included paying professional fees and interest on the affiliated debt. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. We recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic for the period November 3, 2004 through June 30, 2009. At June 30, 2009, the balance due under this obligation was $235,318. For the year ended June 30, 2009 our loans from Strategic increased by $74,235. This loan is due on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

This loan also includes a $15,000 fee related to work performed pertaining to the aborted Merger with All American and the related review of the 14C filing.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

Our directors consist of Messrs. David Miller, John H. Roach and Ralph Wilson. We are not a listed issuer, as our securities are not publicly traded on any exchange, or otherwise. As such, we have established our own definition for determining whether our directors are independent. Our definition of an Independent Director is a Director that is not subject to the control or influence of an Officer, other Director’s or shareholder of the Company, as well as not a member of the management team or Officer of the Company. That person is impartial and not given to further interests of any Officer or shareholder of the Company and there is no ability on the part of any Officer or shareholder to exert undue influence to challenge that Directors’ vote.

We further consider an Independent Director one who receives absolutely no personal benefit, whether monetary or otherwise, that could possibly influence their vote and has complete freedom to evaluate any information that they consider to be relevant to rendering their opinion or vote. Therefore, we believe that Messrs. John H. Roach, Jr. and Ralph Wilson are considered “independent” directors pursuant to the provisions of Item 407(a) of Regulation S-K,

This definition is not posted on our website, as we do not have a website. This standard was adopted in our fiscal year ended June 30, 2007 but has not been included in any Information Statement or proxy statement that we have filed.

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

Date: April 27, 2010	MONARCH INVESTMENT PROPERTIES, INC. By: s/David Miller______________________________________ David Miller President, Principal Executive Officer

Date: April 27, 2010	By: s/Phillip Bloom_____________________________________ Philip Bloom Principal Financial Officer and Principal Accounting Officer