Form 10-Q
period 2010-03-31
Monarch Investment Properties, Inc.
filed 2010-04-30
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s Class A common stock as of April 30, 2010 was 16,168,733.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$5,137	$5,179
Total Current Assets	5,137	5,179
TOTAL ASSETS	$5,137	$5,179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$66,069	$80,670
Convertible judgment debt payable	221,340	210,354
Affiliated party debt	287,648	235,318
Total Current Liabilities	575,057	526,342

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and Outstanding, respectively	16,169	16,169

Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,419,330)	(3,370,573)
Total Stockholders’ Deficiency	(569,920)	(521,163)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$5,137	$5,179

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
General and administrative expenses	4,875	66,687	14,943	80,881
Loss from operations	(4,875)	(66,687)	(14,943)	(80,881)

Other (expense) income:
Interest expense	(11,861)	(9,551)	(33,814)	(27,492)
Total Other (expense)	(11,861)	(9,551)	(33,814)	(27,492)
Net Loss	$(16,736)	$(76,238)	$(48,757)	$(108,373)

Net Loss per common share:
Basic and fully diluted	$(0.001)	$(0.005)	$(0.003)	$(0.007)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009	—	16,168,733	$16,169	$2,833,241	$(3,370,573)	$(521,163)

Net Loss					(48,757)	(48,757)
Balance at March 31, 2010	—	16,168,733	$16,169	$2,833,241	$(3,419,330)	$(569,920)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,757)	$(108,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	(14,601)	39,145

Increase in convertible judgment debt payable	10,986	10,986

Total adjustments	(3,615)	50,131

Net cash used in operating activities	(52,372)	(58,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	52,330	58,006
Net cash provided by financing activities	52,330	58,006
NET (DECREASE) IN CASH	(42)	(236)
CASH - BEGINNING OF YEAR	5,179	1,384
CASH - END OF PERIOD	$5,137	$1,148

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Condensed Unaudited Financial Statements
March 31, 2010
(Unaudited)

Note 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2009 and 2008 (restated) included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K/A.

The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, convertible judgment debt payable and shareholder payable approximate their fair market value based on the short-term maturity of these instruments.

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2010 and June 30, 2009. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, but not yet effective, none of which are expected to have a material impact on the company’s financial position, operations or cash flows.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $48,757, negative cash flow from operations of $52,372 for the nine months ended March 31, 2010, has an accumulated deficit of $3,419,330 and a stockholders’ deficiency of $569,920 at March 31, 2010. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	March 31, 2010	June 30, 2009
Legal fees	$47,282	$47,567
Accounting and Auditing	11,500	16,500
Miscellaneous, other	7,287	16,603
Total accrued expenses and other current liabilities	$66,069	$80,670

Note 5 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902

Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through March 2010	10,986

Balance March 31, 2010	$221,340

Note 6 – Affiliated Party Debt Transaction

	Nine Months Ended March 31, 2010	Year Ended June 30, 2009
Due to major shareholder/creditor, beginning of period	$235,318	$161,083
Additional borrowings	52,330	74,235
Repayments	—	—
End of period	$287,648	$235,318

Additional borrowings for the nine months ended March 31, 2010 comprised of $25,000 of cash advances, interest on debt of $22,830 and Management Fee of $4,500.

The $500 per month that is being charged by Strategic Capital Resources, Inc. (“SCRI”) to Monarch is for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors. The $500 per month also includes the preparation of quarterly reports on Form 10-Q, as well as the Annual Report in Form 10-K/A, and the filings of Form 8-K as well as the ongoing efforts to find a suitable merger partner for Monarch.

See Note 7 to the audited financial statements in Form 10-K for the years ended June 30, 2009 and 2008, and Amendments 1, 2 and 3 to Form 10-K/A for the fiscal year ended June 30, 2009.

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $221,340 convertible debt into 2,213,400 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through April 30, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

The remainder of this page intentionally left blank

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of Monarch Investment Properties, Inc. (the “Company”) for the three and nine months ended March 31, 2010 and 2009, respectively, and the financial condition of the Company at March 31, 2010. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2009 and 2008 on Form 10-K/A filed with the Securities Exchange Commission.

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

Accrued Expenses and Other Liabilities

Accrued expenses at March 31, 2010 and June 30, 2009 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	March 31, 2010	June 30, 2009	Increase (Decrease)
Legal fees	$47,282	$47,567	$(285)
Accounting fees	11,500	16,500	(5,000)
Miscellaneous, other	7,287	16,603	(9,316)
Total Accrued Expenses and Other Liabilities	$66,069	$80,670	$(14,601)

The remainder of this page intentionally left blank

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through March 2010	10,986
Balance, March 31, 2010	$221,340

Affiliated Party Debt

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2009	$235,318
Advances	25,000
Interest	22,830
Management Fee	4,500
Balance, March 31, 2010	$287,648

The $500 per month that is being charged by Strategic Capital Resources, Inc. (“SCRI”) to Monarch is for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors.

The $500 per month also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K and the filings of Form 8-K as well as the ongoing efforts to find a suitable merger partner for Monarch.

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

General and administrative expenses were $4,875 for the three months ended March 31, 2010, as compared to $66,687 for the three months ended March 31, 2009, a decrease of $61,812. As seen in the chart below, substantial effort was expended in the three months ended March 31, 2009 related to the 14C filing of the proposed merger, which was not consummated. Please refer to “Business Strategies” in our filed 10-K/A for the year ended June 30, 2009.

	2010	2009
Accounting Fees	$2,000	$32,000
Legal Fees	—	9,276
Management Fees	1,500	1,500
Stock Transfer Fees	275	449
Edgarized Fees	407	4,215
Statement Fees for 14C Filing	—	17,500
Other	693	1,747
TOTAL	$4,875	$66,687

Nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.

General and administrative expenses were $14,943 for the nine months ended March 31, 2010, as compared to $80,881 for the nine months ended March 31, 2009, a decrease of $65,938. As noted above, substantial effort and costs were expended in the nine months ended March 31, 2009 related to the proposed merger noted above.

Listed below is a summary of these expenses:

	2010	2009
Accounting Fees	$6,000	$36,000
Legal Fees	517	12,954
Management Fees	4,500	4,500
Edgarization Costs	1,654	5,316
Stock Transfer Fees	1,230	1,415
Statement Fees for 14C Filing	—	17,500
Miscellaneous	1,042	3,196
TOTAL	$14,943	$80,881

Liquidity and Capital Resources

At March 31, 2010, our cash balance was $5,137 and we had a working capital deficit of $569,920.

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

To date, our operations have been funded by Strategic Capital Resources, Inc. (“SCRI”), which is controlled by our President. This funding included paying professional fees, interest on the affiliated debt, as well as accruing $500 per month for management fees and $17,500 related to the merger filing fees. The $500 per month that is being charged to us by SCRI for the maintenance of our files and records, preparation of workpapers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors. The $500 per month also includes the preparation of quarterly reports on Form 10-Q, as well as the Annual Report on Form 10-K and the filings of Form 8-K, as well as the ongoing efforts to find a suitable merger partner for us.

A $15,000 fee was charged by SCRI, in March of 2009, was in connection with the AAHP/Monarch Merger represents time and costs associated with the negotiation of the merger and the principals of AAHP and their attorneys, as well as their investment bankers. It further includes the review of AAHP’s financial statements and operations on an on-going basis, as well as meetings with their outside auditors. Additionally, it includes assistance in the preparation and review of the proposed Form 8-K 12(g)(3)(a) to be filed pursuant to the Merger Agreements.

For the nine months ended March 31, 2010, we had negative cash flows from operating activities of $52,372 compared to negative cash flows of $58,242 for the nine months ended March 31, 2009. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the nine months ended March 31, 2010, our loans from Strategic increased by $52,330.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2010. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”).

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Rules and Forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation our PEO and PFO concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Security and Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Inherent Limitations - Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

The remainder of this page intentionally left blank

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2009 Form 10-K/A, which constitute the material risks facing us. If any of those risks or the following risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

The recent disruptions in credit and freeze in the current market, as well as deterioration of national and global economic conditions could, among other things:

●	Impair our ability to access additional funds,
●	Make it more difficult or costly for us to obtain financing in order to execute our business plan,
●	Impair our efforts to identify potential investors and business combination opportunities,
●	Significantly effect our ability to issue shares or debt securities to complete a business combination.

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

All American is obligated to reimburse us for costs in connection with the proposed merger. As of March 31, 2010 Management does not believe that we will be reimbursed or that the $315,972 due us will be collectible.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

Our Directors consist of Messrs. David Miller, John H. Roach, Jr. and Ralph Wilson. We are not a listed issuer, as our securities are not publicly traded on any exchange, or otherwise. As such, we have established our own definition for determining whether our Directors are independent. Our definition of an Independent Director is a Director that is not subject to the control or influence of an Officer, other Director’s or shareholder of the Company, as well as not a member of the management team or Officer of the Company. That person is impartial and not given to further interests of any Officer or shareholder of the Company and there is no ability on the part of any Officer or shareholder to exert undue influence to challenge that Directors’ vote.

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

Securities Exchange commission (“SEC”) Comment Letters:

On March 1st, 2010, the Company received a comment letter from the SEC relating to its Form 10-K for the Fiscal Year Ended June 30, 2009. The Company filed Amendment No. 1 to its Form 10-K for the Fiscal Year Ended June 30, 2009 on March 17th, 2010. The Amendment was filed to amend, restate, clarify and add to certain disclosures.

On March 24th, 2010, the Company received a second comment letter from the SEC regarding Amendment No. 1 to its Form 10-K for the Fiscal Year Ended June 30, 2009, requesting additional clarification and disclosures. On April 9th, 2010, the Company filed Amendment No. 2 to amend, restate, clarify and provide additional disclosures as requested in the second comment letter received from the SEC.

On April 19th, 2010, the Company received a third comment letter from the SEC regarding Amendment No. 2, requesting additional clarification and disclosures. On April 27th, 2010, the Company filed Amendment No. 3 to its Form 10-K for the Fiscal Year Ended June 30, 2009, addressing the remaining comments, revisions, clarifications and additional disclosures requested in the third comment letter received from the SEC.

ITEM 6. EXHIBITS

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	—	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The remainder of this page intentionally left blank

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date: April 30, 2010

By: /s/ Philip Bloom
Philip Bloom
Treasurer and Chief Financial
Officer (Principal Financial and
Accounting Officer)

Date: April 30, 2010

By: /s/ David Miller
David Miller
President and Director (Principal
Executive Officer)