Form 10-K
period 2010-06-30
Monarch Investment Properties, Inc.
filed 2010-08-13
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 00-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (561) 391-6117

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
common stock $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  16,168,733 shares issued and outstanding on August 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed document should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include our status as a shell company as well as other risks including, but are not limited to:

●	our lack of an operating business and dependence on a related party to pay our operating expenses,
●	our inability to close a reverse merger or other business combination with an operating entity,
●	our need for additional capital,
●	our auditors have expressed doubt about our ability to continue as a going concern,
●	conflicts of interest which may impact our officers and directors,
●	potential dilution to our stockholders,
●	control by our management,
●	risks associated with dependence on a single business unit, and
●	the lack of liquidity of an investment in our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors appear in this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

When used in this report, “fiscal 2009” means the fiscal year ended June 30, 2009, “fiscal 2010” means the fiscal year ended June 30, 2010 and “fiscal 2011” means the fiscal year ending June 30, 2011.

PART I

ITEM 1.	BUSINESS.

We do not have any business or operations and are considered a “shell” company under Federal securities laws.  We are actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. David Miller, our President, who will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of Mr. Miller, our other officers, our legal counsel or by our stockholders.  In analyzing prospective business opportunities, we will consider such matters as:

●	the available technical, financial and managerial resources;
●	working capital and other financial requirements;
●	history of operations, if any;
●	prospects for the future;
●	nature of present and expected competition;
●	the quality and experience of management services which may be available and the depth of that management;
●	the potential for further research, development, or exploration;
●	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
●	the potential for growth or expansion;
●	the potential for profit;
●	the perceived public recognition of acceptance of products, services, or trades; name identification; and
●	other relevant factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the United States Securities and Exchange Commission (SEC) which is presently four business days from the closing date of the transaction.  This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company.  In addition, our existing directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company.  Until such time as this occurs, we will not attempt to register any additional securities.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

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

On June 29, 1998, we changed our name to Monarch Investment Properties, Inc.

From 1994 to February 1999, we filed reports with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  On February 11, 1999, we filed a Form 15 terminating the registration of our securities under Section 12 of the Exchange Act.  On August 7, 2007, the Company filed Form 10 on a voluntary basis to provide current public information to the investment community.  Accordingly, the Company again became a reporting company.

Change of Control

During 1997, we defaulted on payment of a promissory note in the principal amount of $1,100,000 representing a loan that had been made to us by JJFN Holdings, Inc. (“JJFN Holdings”), a wholly-owned subsidiary of Strategic Capital Resources, Inc. (“Strategic”), in connection with our acquisition of IECM.  As a result of this default, during June 1999, JJFN Holdings filed an action in the Supreme Court of the State of New York, County of Queens against us, and our subsidiaries, IECM, Iron Holdings, and Tahoe Realty Corp., as well as two of our officers and certain other individuals, to recover the monies due to JJFN Holdings under the promissory note.  During November 2004, the action was settled by:

●	payment from the former principals of the Company of $155,000 to Strategic;
●
entry by the Court of a judgment against the Company in the amount of $1,100,000 (representing the principal amount of the loan from JJFN Holdings) plus accrued interest, (or $1,522,997.20 in the aggregate at the time of the entry of the judgment) (the “JJFN Judgment”); and

●	surrender of 420,000 shares of common stock of the Company to Strategic by the former principals and majority stockholders of the Company.

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

On March 14, 2005, the Company issued to Strategic a seven-year warrant to purchase 1,100,000 shares of common stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of the promissory note between the Company and JJFN Holdings.  The Strategic Warrant contains certain anti-dilution provisions which provide that if at any time the number of shares of common stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its common stock or preferred stock payable in shares of common stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of it assets, the number and nature of the common stock issuable or issued on the exercise of the Strategic Warrant will be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of common stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place.  The Strategic Warrant also contains a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of common stock having a fair market value equal to the exercise price.  The Strategic Warrant also provides certain “piggyback” registration rights whereby the Company is required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act of 1933 and upon the request of Strategic to include those registrable shares underlying the Strategic Warrant in such registration statement.

Agreement and Plan of Merger with All American Home Products, LLC (“All American”)

On December 18, 2007, we executed a Merger Agreement with All American, whereby All American would have merged with and into the Company and the Company would be the surviving corporation. The Merger Agreement was amended by the parties on May 24, 2008, in consideration for $100,000.00, paid by All American to us during the fourth quarter of our fiscal year ended June 30, 2008, which would have been credited against the amount All American is required to pay pursuant to the Merger Agreement in assuming certain of the Company’s obligations, as well as all fees and expenses of Strategic, the Company’s principal stockholder, incurred by it in connection with the Merger.  Under the terms of the Merger Agreement, as amended, we would have been obligated to issue the holders of All American units of one share of our common stock for each unit held at the Effective Time.  Any All American Warrants in existence immediately prior to the merger would have been automatically converted into warrants to purchase our common stock subject to the same terms and conditions of the warrants as otherwise in effect immediately prior to the Effective Time, provided that the number of shares to be issued to holders of units and the exercise price would have been adjusted on the same basis as the shares of common stock to be issued in the merger.

During all times applicable hereto, All American was experiencing significant financial and other difficulties, including liquidity issues.  As a result, All American was unable to provide the Company with its financial information to allow the company to timely file its definitive Information Statement with the SEC.

On February 17, 2009, after receipt of All American’s financial information, the Company filed its definitive Information Statement with the SEC.  Pursuant to the terms of the Merger Agreement, as amended, All American was then required to close the merger on or before March 19, 2009.  All American was unable to consummate the merger.  The Company’s Board of Directors directed the Company’s management to notify All American that the Company was no longer willing to extend the closing date of the merger and further, that the Company was exercising its rights under the Merger Agreement, as amended, to recover all costs incurred by the Company relating to the proposed merger.  On April 14, 2009, the Company provided formal notice to All American, demanding payment of all fees and expenses in the amount of $315,972.  The Company served a summons and complaint against All American, which was served on May 20, 2009, which resulted in a default judgment.

In December of 2008 a major creditor of All American initiated litigation against All American for the failure to pay on a promissory note.  Then, on February 23, 2009 the major creditor entered a default judgment against All American.  On April 13, 2009 the major creditor domesticated its default judgment in Florida against All American.

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

The Company believes that based on the filing of the ABC and the perfection of judgment claim against All American, in excess of $5,000,000 the Company will not have any recovery of its claim.

Employees

As of August 12, 2010 we had no employees other than our executive officers. Each of our executive officers are engaged in outside business activities and will devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our stockholders and affiliate, Strategic, pursuant to a letter agreement, dated July 9, 2007 as described later in this report.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We currently do not have an operating business, and are dependent upon a related party to pay our operating expenses.

We currently do not have any operating business, have minimal cash resources and a working capital deficit of $593,448 at June 30, 2010.  We continue to incur operating expenses related to our public company reporting requirements, which were approximately $26,000 and approximately $70,000 in fiscal 2010 and fiscal 2009, respectively.  While a portion of the fees in fiscal 2009 were one-time expenses associated with the All American transaction described elsewhere herein, we are dependent upon Strategic to continue to pay these expenses for us and at June 30, 2010 we owed it $305,318.  If Strategic should fail to continue to pay these expenses for us in future periods, we would be unable to remain current in our reporting obligations under federal securities laws which would materially adversely impact our ability to enter into a reverse merger or other business combination as the perceived value of our company has a public shell would be significantly diminished.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

●	competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
●
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

●	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

        Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

We currently have very limited assets, no sources of revenue or business operations, and will need additional financing in order to execute our business plan.

We do not currently have any assets other than a cash balance of $4,311 at June 30, 2010. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

Even if we are successful in completing a reverse merger or other business combination with an operating entity, it is possible that we will need to raise additional working capital for the combined companies.  There are no assurances we will be successful in securing capital which may be needed in future periods, which may adversely impact our ability to be successful following a reverse merger or other business combination.

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our independent public accounting firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2010 and 2009 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

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

Although we do not have a current unequivocal commitment, we would likely issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common stock and preferred stock, to complete a business combination.  The issuance of additional shares of common stock or any number of shares of our preferred stock:

●	may significantly reduce the equity interest of our current stockholders;
●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our holders of common stock; and
●
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

Similarly, if we issue debt securities, it could result in:

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The resulting change in control of the Company would likely result in removal of the present executive officers and directors of the Company and a corresponding reduction in or elimination of such person’s participation in the future affairs of the Company.

Our current members of management are also controlling stockholders.

Mr. Miller and his affiliated entities together beneficially own approximately 85% of our outstanding common stock and are in a position to control all matters requiring approval of our stockholders, including the election of director and proposed acquisitions.

Our Amended and Restated Articles of Incorporation authorize us to issue additional shares of capital stock.

We are authorized to issue under our Amended and Restated Articles of Incorporation, 525,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors has the ability to issue additional shares of common stock and preferred stock in the future for such consideration as the Board may consider sufficient without seeking stockholder approval. The issuance of additional common stock, preferred stock or other convertible securities in the future will reduce the proportionate ownership and could also reduce the voting power of current stockholders. Further, our Board is authorized to issue the preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion.  Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

You may find it extremely difficult or impossible to resell our shares. Even if an active public market is established, we cannot guarantee you that there will ever be any liquidity in our common stock.

There is no market for our common stock and there can be no assurance that an active public market for our common stock will ever be established.  Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid.  Even if an active public market is established, it is unlikely a liquid market will develop. Because we are a shell company, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We do not own or have a lease for any property.  Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 203, Boca Raton, Florida 33431 as part of our management agreement with that company as described elsewhere in this report.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any exchange nor is it approved for quotation on the OTC Bulletin Board nor in the over the counter market on the Pink Sheets.  As of August 12, 2010 there were approximately 42 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern

We are a shell company.  We do not have any revenue generating operations and have an accumulated deficit of approximately $3.4 million at June 30, 2010.  At June 30, 2010 we had minimal cash, no other assets and our total liabilities were approximately $600,000.  The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company.  There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Liabilities

Accrued expenses at June 30, 2010  and 2009 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, July 1, 2008	$57,737
Payment of accrued professional and accounting fees	(19,398)
Payment of other fees and expenses	(8,754)
Accrual of professional fees	16,130
Accrual of accounting fees	18,500
Accrual of other fees and expenses	16,455
Balance, June 30, 2009	80,670
Payment of accrued professional and accounting fees	(28,104)
Payment of other fees and expenses	(7,175)
Accrual of professional fees	4,195
Accrual of accounting fees	11,278
Accrual of other fees and expenses	6,575
Balance, June 30, 2010	$67,439

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 27 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	$225,002

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, July 1, 2008	$161,083
Interest	23,235
Advances	51,000
Balance, June 30, 2009	235,318
Advances	32,500
Interest	31,500
Management Fee	6,000
Balance, June 30, 2010	$305,318

    $500 per month is charged by Strategic to our company for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors.

The $500 per month also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K and the filings of Form 8-K as well as the ongoing efforts to find a suitable merger partner for the Company.

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us.

General and administrative expenses decreased 63% in fiscal 2010 compared to fiscal 2009.  Approximately 93% of the decrease related to one-time professional and filing fees expenses incurred in fiscal 2009 primarily from our efforts to facilitate a merger.  We anticipate that our general and administrative expenses will remain at the fiscal 2010 level into fiscal 2011, absent an increase related to another potential business combination.

	2010	2009
Accounting Fees	$11,701	$18,500
Legal Fees	2,789	15,208
Management Fees	6,000	6,000
Printing	2,188	6,138
Stock Transfer Fees	1,380	1,690
Filing Fees	0	17,500
Miscellaneous Fees and Other	2,081	5,101
TOTAL	$26,139	$70,137

Interest expense increased 22% in fiscal 2010 from fiscal 2009.  The increased interest expense was as a result of the increased balance due to the affiliated party debt.

As a result of the foregoing, we incurred a net loss of $72,285 for fiscal 2010, compared to a net loss of $108,020 for fiscal 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At June 30, 2010, our cash balance was $ 4,311 and we had a working capital deficit of $ 593,448 compared to cash of $5,179 and a working capital deficit of $521,163 at June 30, 2009.

Accrued expenses, which consist primarily of professional fees, decreased 16% at June 30, 2010 as compared to June 30, 2009.  This decrease reflects the one-time nature of certain professional fees incurred in fiscal 2009 in connection with a potential merger.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share.  The increase from June 30, 2009 to June 30, 2010 represents post-judgment interest.

To date, our operations have been funded by Strategic, which is controlled by our President.  This funding included paying professional fees, interest on the affiliated debt, as well as accruing $500 per month for management fees and $17,500 related to the merger filing fees in fiscal 2009. Affiliated party debt increased 30% at June 30, 2010 as compared to June 30, 2009.  This increase represents the accrual of the monthly management fee for fiscal 2010, additional advances of $32,500 during fiscal 2010 and interest on the amounts due Strategic.  We used these additional advances for general working capital.

For fiscal 2010 net cash used in operating activities was $70,868 compared to net cash used in operating activities of $70,440 for fiscal 2009. In each of fiscal 2010 and fiscal 2009 this represents cash used to pay our operating expense and accrual of the interest on the JJFN Judgment.

For fiscal 2010 net cash provided by financing activities was $70,000 as compared to $74,235 for fiscal 2009.  In each period these amounts represented the increase in amounts due Strategic as described above.

We currently do not have sufficient cash to meet any of our current or anticipated obligations for the next 12 months.  We do not have any internal or external sources of capital and are dependent upon advances from Strategic for funds necessary to pay our operating expenses.  Our ability to continue as a going concern depends on our Strategic’s continued funding of our operating expenses and our ability to seek out potential merger and acquisition partners.  If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2010.  Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.
Our accounting policies and recent accounting pronouncements are described in Note 5 to our audited financial statements for the fiscal years ended June 30, 2010 and 2009 on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-13, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer and our principal financial and accounting officer are responsible for establishing and maintaining disclosure controls and procedures for us.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2010 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David Miller	64	Chairman of the Board, President and secretary
Philip Bloom	55	Principal financial and accounting officer, treasurer
John H. Roach, Jr.	67	Director
Ralph Wilson	79	Director

David Miller.  Mr. Miller served on our Board of Directors from November 2004 to December 2005 and from June 2007 to the present.  From March 2005 to the present, he has also served as our President.  From September 1997 to the present, Mr. Miller has served in the positions of Chairman, President and Chief Executive Officer of Strategic Capital Resources, Inc., a privately owned specialty financing company. Mr. Miller is the chairman of the privately owned corporations, Lite ‘N Low, Inc. and Priority Capital Corp. Mr. Miller has over 40 years of experience in the finance industry.

Philip Bloom.  Mr. Bloom was appointed in May 2008 as our principal financial and accounting officer. Mr. Bloom has been in South Florida for the past 17 years in the financial services industry.  Mr. Bloom is currently with The Bellestar Companies as a Senior Consultant to the development and structuring of a credit based, commercial real estate first mortgage fund.  From 2007 through 2009, Mr. Bloom was with The CCR Companies as Chief Lending Officer managing the work-out of a portfolio of mezzanine loans.  Prior to working for CCR Companies, Mr. Bloom worked for Floridian Community Bank as Senior Vice President/Senior Lending Officer.  He has served on the Board of Directors of Strategic Capital Resources, Inc. since May 2007.

John H. (Casey) Roach, Jr.  Mr. Roach has served as on our Board of Director since March 2005. Since December 2006, Mr. Roach has served as Senior Managing Director and Senior Vice President of TD Wealth Management (formerly Commerce Bank Private Banking division). Mr. Roach’s appointment at TD Wealth Management marked the launch of a dedicated private banking team to serve high net worth clients in the Westchester and Connecticut markets. Mr. Roach is an experienced financial services executive whose career, which spans more that 40 years, has focused on asset and wealth management, corporate finance, investment banking, credit and insurance.  He is on the Board of Directors of several companies including Priva Technologies, Inc., a firm which specializes in authentication and security and Strategic Capital Resources, Inc., a specialty financing company.

Ralph J. Wilson.  Mr. Wilson has served as a member of our Board of Directors since March 2005. Mr. Wilson has served as the director, secretary and treasurer of Comet Electronics Corporation, a privately held electronics manufacturer from November 1966 to present. He also has served on the Board of Directors of Strategic Capital Resources, Inc. since 1995.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Agreement with Strategic

Strategic is currently providing day-to-day management services to the Company pursuant to a letter agreement, date July 9, 2007, for a management fee of $500.00 per month.  Strategic’s responsibilities under the agreement include the following services:

●	provision of storage space;
●	maintenance of the books and records of the Company;
●	administrative assistance in the preparation and filing of quarterly and annual financial statements, as well as registration statements; and
●	other administrative and management services as may be reasonably required, not to exceed five hours per month.

Such additional services may include reviewing and analyzing business combination opportunities for the Company, performing due diligence, and recommending potential merger or acquisition opportunities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2010.

Code of Ethics and Business Conduct

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

Committees of our Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we are a shell company with no operations, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

We are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in fiscal 2010 and fiscal 2009 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
David Miller 1	2010	6,000	0	0	0	0	0	0	6,000
	2009	6,000	0	0	0	0	0	0	6,000

1              Mr. Miller is not directly compensated for his services to us.  Under the terms of the July 9, 2007 written management agreement with Strategic described below, it provides various services to us in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by Mr. Miller. However, we believe that the services and expenses charged by Strategic merely reimburse Strategic for its out of pocket costs associated with the services provided and should not be construed as compensation to Mr. Miller.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

David Miller	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and our directors currently do not receive compensation for their services to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At August 12, 2010, we had 16,168,733 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 12, 2010 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1801 North Military Trail, Suite 203, Boca Raton, Florida  33431. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Miller 1	14,645,000	84.8%
Phillip Bloom	0	—
John H. Roach, Jr.	0	—
Ralph J. Wilson	0	—
All officers and directors as a group (four persons) 1	14,645,000	84.8%
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. 2	1,520,000	8.8%
Lite N Low, Inc. 3	1,485,000	9.2%
Priority Capital Corp. 3	2,205,000	13.6%
Helen Miller Irrevocable Trust 4	1,770,000	10.9%

1	The number of shares owned by Mr. Miller includes:

●	7,665,000 shares owned individually,
●	1,485,000 shares of common stock owned of record by Lite N Low, Inc. over which Mr. Miller has voting and dispositive control,
●	2,205,000 shares owned of record by Priority Capital Corp. over which Mr. Miller holds voting and dispositive control,
●
420,000 shares of common stock which are presently outstanding and 1,100,000 shares of common stock issuable upon the exercise of warrants held by Strategic over which Mr. Miller holds voting and dispositive control, and

●	1,770,000 held in the Helen Miller Irrevocable Trust of which Mr. Miller is the beneficiary.

The number of shares beneficially owned by Mr. Miller excludes the 1,875,000 shares owned by Mr. Miller’s son, Scott Miller, for which Mr. Miller disclaims beneficial ownership.

2
Includes 1,100,000 shares of common stock issuable upon the exercise of a warrant expiring in March 2012 with an exercise price of $0.001 per share.  Mr. David Miller hold voting and dispositive control over securities held of record by Strategic Capital Resources, Inc.

3	Mr. Miller holds voting and dispositive control over securities owned by this entity.

4	Libo Fineberg, as trustee of the Helen Miller Irrevocable Trust, holds voting and dispositive control over securities held by the trust. Mr. Miller is the beneficiary of the trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described elsewhere herein, we are a party to an agreement with Strategic under which it provides various services to us for a monthly fee of $500.  In addition, it pays various expenses for us associated to our filing obligations under federal securities laws.  At June 30, 2010 we owed Strategic $305,318. The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $31,500 during fiscal 2010. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

At June 30, 2010 we owe JJFN $225,002 under the JJFN Judgment which is described earlier in this report.  JJFN, a subsidiary of Strategic, is controlled by Mr. Miller.

Director Independence

Messrs. Roach and Wilson are considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for each of fiscal 2010 and fiscal 2009.

	2010	2009

Audit Fees	$14,500	$16,000
Audit-Related Fees	0	0
Tax Fees	1,500	1,500
All Other Fees	0	0
Total	$16,000	$17,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 11, 1997, by Comstock Tailings Company (1)
2.2	Agreement and Plan of Share Exchange dated March 31, 1997 between Comstock Tailings Company and Iron Holdings Corp. (1)
2.3	Agreement and Plan of Merger by and among Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007. (2)
2.4	Amendment to Agreement and Plan of Merger, effective as of February 29, 2008, by and among Monarch Investment Properties, Inc. and All American Home Products, LLC. (3)
3.1.1	Articles of Incorporation of Comstock Tailings Company, as filed with the Secretary of State of the State of Nevada on May 13, 1988. (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on October 16, 1997. (1)
3.1.3	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on July 15, 1998. (1)
3.1.4	Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007. (1)
3.2	Amended and Restated By-Laws of Monarch Investment Properties, Inc. (1)
4.1	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc. (1)
10.1	Letter Agreement, by and between Monarch Investment Properties, Inc. and Strategic Capital Resources, Inc., dated July 9, 2007. (1)
10.2	Letter dated April 1, 2009 to All American Home Products, LLC. (4)
10.3	Letter dated March 13, 2009 to All American Home Products, LLC. (4)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer*
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of principal financial and accounting officer*

*              filed herewith

(1)	Incorporated by reference to the Registration Statement on Form 10, SEC File No. 333-52754, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on December 26, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on May 30, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on April 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Investment Properties, Inc.

Date: August 12, 2010	By:	/s/ David Miller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Miller	Chairman of the Board of Directors,	August 12, 2010
David Miller	Chief Executive Officer, principal executive officer

/s/ Phillip Bloom	Principal financial and accounting officer	August 12, 2010
Phillip Bloom

/s/ John H. Roach, Jr.	Director	August 12, 2010
John H. Roach, Jr.

/s/ Ralph Wilson	Director	August 12, 2010
Ralph Wilson

Monarch Investment Properties, Inc.
Financial Statements
June 30, 2010 and 2009

Released:  August 12, 2010

MONARCH INVESTMENT PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monarch Investment Properties, Inc.

We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and cash flows for each of the years ended June 30, 2010 and 2009,  in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
August 10, 2010

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	June 30
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$4,311	$5,179
Total Current Assets	4,311	5,179
TOTAL ASSETS	$4,311	$5,179

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$67,439	$80,670
Convertible judgment debt payable, affiliated party	225,002	210,354
Affiliated party debt	305,318	235,318
Total Current Liabilities	597,759	526,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,442,858)	(3,370,573)
Total Stockholders’ Deficiency	(593,448)	(521,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,311	$5,179

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009

Revenue	$—	$—

General and administrative expenses	26,139	70,137
Loss from operations	(26,139)	(70,137)

Other (expense):
Interest expense	(46,146)	(37,883)

Net loss	$(72,285)	$(108,020)

Net loss per common share:
Basic and fully diluted	$(0.004)	$(0.007)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Preferred	Common Stock		Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at June 30, 2008	—	16,168,733	$16,169	$2,833,241	$(3,262,553)	$(413,143)

Net Loss	—	—	—	—	(108,020)	(108,020)

Balance at June 30, 2009	—	16,168,733	16,169	2,833,241	(3,370,573)	(521,163)

Net Loss	—	—	—	—	(72,285)	(72,285)

Balance at June 30, 2010	—	16,168,733	$16,169	$2,833,241	$(3,442,858)	$(593,448)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,285)	$(108,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash contributed compensation expense
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(13,231)	22,932
Convertible judgment debt payable	14,648	14,648
Total adjustments	1,417	37,580
Net cash used in operating activities	(70,868)	(70,440)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	70,000	74,235
Net cash provided by financing activities	70,000	74,235
NET INCREASE (DECREASE) IN CASH	(868)	3,795
CASH - BEGINNING OF YEAR	5,179	1,384
CASH - END OF YEAR	$4,311	$5,179

Supplemental cash flow data:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

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

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

As a result of the litigation settlement (see Note 12 – Litigation) SCRI acquired majority control (62.8%) of Monarch.  SCRI consolidated Monarch into its financial statements as a result of their percentage of ownership and control through December 31, 2005.  In the quarter ended March 31, 2006, SCRI’s ownership interest in Monarch was eliminated and was no longer a controlling shareholder. Accordingly, SCRI deconsolidated Monarch from its financial statements.

During December, 2005, SCRI agreed to convert $1,500,000 of the $1,638,000 judgment it had against Monarch into 15,000,000 shares of the common stock of Monarch.  The purpose of the conversion was to make Monarch a “Public Shell” marketable to a potential merger candidate or purchaser.  SCRI declared a dividend on December 2, 2005 of 15,000,000 shares of Monarch common stock payable pro rata to SCRI’s shareholders of record as of December 15, 2005 with a distribution date of December 22, 2005.  Monarch and SCRI implemented the conversations and SCRI distributed the shares to its shareholders in March 2006.  (See Note 9 – Income Taxes and Note 12 – Litigation).

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $72,285 negative cash flow from operations of $70,868 for the year ended June 30, 2010, has an accumulated deficit of  $3,442,858 and a stockholders’ deficiency of $593,448 at June 30, 2010.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

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
JUNE 30, 2010 AND 2009

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

ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes.  Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2010 and 2009.  Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 supersedes all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have any effect on our results of operations, financial position or cash flows.

In May 2009, the FASB issued an update to its guidance in ASC 855, Subsequent Events , (“ASC 855”) which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. This pronouncement did not have a material effect on our results of operations, financial position or cash flows.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 6 – Accrued Expenses and Other Current Liabilities

	June 30, 2010	June 30, 2009
Accrued Expenses and Other Current Liabilities Consist of:
Legal fees	$43,658	$47,567
Accounting and Auditing	10,000	16,500
Miscellaneous, other	13,781	16,603
Total accrued expenses and other current liabilities	$67,439	$80,670

Note 7 – Convertible Judgment Debt Payment, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004.  Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
$225,002

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

Note 8 - Affiliated Party Debt Transactions

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

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2010.  In addition a $15,000 fee was recognized to Strategic related to work performed pertaining to the Merger and the related review of the 14C filing.

	June 30, 2010	June 30, 2009

Due to major shareholder/creditor, beginning of year	$235,318	$161,083
Additions	70,000	74,235

End of year	$305,318	$235,318

The loan amount due is payable on demand and bears interest at 12% per annum.  Interest is due and added to the payable amount on the first day of each month.  Interest was expensed in the amount of $31,500.  Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 9 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2010 approximates $186,200.  In addition there is another $146,400 of interest expense to deduct to due to shareholders once paid as of June 30, 2010.  The Company applied the $1,653,462 of debt converted as forgiveness of income for tax purposes, which requires such amount to be applied against the NOL carry over of the prior year pursuant to an insolvency exemption by the internal revenue code.  The NOL’s prior to June 30, 2003 are not determinable as it appears the tax returns had not been filed by the prior management for several years.  In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited.  Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use.

ASC 740, “Accounting for Income Taxes”, provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized.  Therefore, a valuation allowance equal to the potential deferred tax benefit has been established in full, resulting in no deferred tax benefit as of the balance sheet dates.

	June 30, 2010	June 30, 2009
Deferred tax assets:
Net operating loss carryforward	$71,700	$63,400
Utilization of operating loss carryforward	—	—
Less valuation allowance	(71,700)	(63,400)
Net deferred tax asset	$—	$—

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2010 and 2009, as a result of the following:

	June 30, 2010	June 30, 2009
Tax (benefit) at statutory rate	$(24,600)	$(36,700)
Temporary timing differences	16,300	12,900
Permanent timing differences	—	—
Change in valuation allowance	8,300	23,800
Tax due	$—	$—

The net operating loss carryforward was utilized in full through June 30, 2006 due to the application of the $1,653,462 debt converted to equity in 2006 as debt forgiveness for tax purposes. The Internal Revenue Code insolvency exemption provides for such debt forgiveness income to be applied to the net operating losses carry forward to the extent such net operating losses are available.

Note 10 – Stockholders’ Deficiency

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

Common Stock Purchase Warrant

During the quarter ended September 30, 1997 pursuant to an offshore securities subscription agreement the Company received proceeds of $1,030,500. The Company was obligated to pay Strategic Capital Resources, Inc. a principal payment of $500,000 in accordance with its loan agreement out of the proceeds of the offshore placement.  The Company paid Strategic Capital Resources, Inc. $212,500 instead of the $500,000 principal payment due under the loan agreements.  In addition, $53,609 of accrued interest was paid.   The outstanding loan balance after the $212,500 principal payment was $1,100,000.  The Company subsequently defaulted on its loan to SCRI.  See Note 12 – Litigation and Note 2 – Change of Control.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

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

There were 1,100,000 common stock warrants available for issuance as of June 30, 2010 and 2009.  A summary of the status of the warrants as of June 30, 2010 and 2009 and changes during the years then ended is presented below:

	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of year	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of June 30, 2010:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.001	1,100,000	$0.001	4.75

Note 11 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants.  Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $225,002 convertible debt into 2,250,020 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 12 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Iron Eagle Contracting and Mechanical, Inc., etal

During the year ended June 30, 1997, Iron Holding acquired its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). Under the terms of the agreement, Iron Holdings purchased the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%.  Interest was payable in monthly installments. The note was secured by all assets of IECM's parent company, Monarch Investment Properties, Inc. ("Monarch"), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

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

The Court granted Strategic Capital Resources, Inc.’s  motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company. A decision of the Appellate Division limited the extent of the corporate defendant's liability and the thrust of the action is against the guarantors.

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

At June 30, 2010 and 2009, the judgment payable with accrued interest is $225,002 and $210,354, respectively.  The remaining $225,002 of convertible debt and interest is convertible at $0.10 per share.

Note 13 – Subsequent Events

The company has evaluated subsequent events and no material events have occurred.