Form 10-Q
period 2010-09-30
Monarch Investment Properties, Inc.
filed 2010-10-08
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1801 North Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 391-6117
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
☒ Yes ☐ No

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
☒ Yes No ☐

The number of shares outstanding of the registrant’s common stock as of October 8, 2010 was 16,168,733.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as the risks described in Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2010. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Monarch,” “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010
ASSETS

CURRENT ASSETS
Cash	$2,146	$4,311
Total Current Assets	2,146	4,311
TOTAL ASSETS	$2,146	$4,311

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$60,366	$67,439
Convertible judgment debt payable	228,664	225,002
Affiliated party debt	328,699	305,318
Total Current Liabilities	617,729	597,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,464,993)	(3,442,858)
Total Stockholders’ Deficiency	(615,583)	(593,448)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$2,146	$4,311

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Revenue	$—	$—

General and administrative expenses	9,092	5,102
Loss from operations	(9,092)	(5,102)

Other (expenses) income:
Interest expense	(13,043)	(10,720)

Net loss	$(22,135)	$(15,822)

Net loss per common share:
Basic and fully diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred Shares	Shares	Par Value Amount	Paid-In Capital	Accumulated Deficit	Deficiency Total
Balance at June 30, 2010		16,168,733	$16,169	$2,833,241	$(3,442,858)	$(593,448)

Net Loss					(22,135)	(22,135)
Balance at September 30, 2010	—	16,168,733	$16,169	$2,833,241	$(3,464,993)	$(615,583)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,135)	$(15,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase(Decrease)in accrued expenses and other current liabilities	(7,073)	(4,172)
Increase in convertible judgment debt payable	3,662	3,662
Total adjustments	(3,411)	(510)
Net cash used in operating activities	(25,546)	(16,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	23,381	13,559
Net cash provided by financing activities	23,381	13,559
NET (DECREASE) IN CASH	(2,165)	(2,773)
CASH - BEGINNING OF YEAR	4,311	5,179
CASH - END OF PERIOD	$2,146	$2,406

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.
Notes to Unaudited Financial Statements
September 30, 2010 and 2009
(Unaudited)

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2010 and 2009 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

FASB ASC 820 - Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2010 and June 30, 2010. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $22,135, negative cash flow from operations of $25,546 for the three months ended September 30, 2010, has an accumulated deficit of $3,464,993 and a stockholders’ deficiency of $615,583 at September 30, 2010. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	September 30, 2010	June 30, 2010
Legal fees	$42,269	$43,658
Accounting and Auditing	4,500	10,000
Miscellaneous, other	13,597	13,781
Total accrued expenses and other current liabilities	$60,366	$67,439

This Space Intentionally Left Blank

Note 5 – Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings, Inc. against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648

Balance, June 30, 2010	225,002
Interest July 2010 through Sept. 2010	3,662

Balance, September 30, 2010	$228,664

Note 6 – Affiliated Party Debt-Related Party Transactions

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”), which is an entity controlled by one of our executive officers, who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Three Months Ended September 30, 2010	Year Ended June 30, 2010
Due to major shareholder/creditor, beginning of period	$305,318	$235,318
Additional borrowings	23,381	70,000
End of period	$328,699	$305,318

Additional borrowing for the three months ended September 30, 2010 comprised of $12,500 of Cash Advances, Interest on Debt of $9,381, and Management Fees of $1,500.

See Note 8 to the audited financial statements for the years ended June 30, 2010 and 2009.

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $228,664 convertible debt into 2,286,640 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 9 – Subsequent Events

The Company has evaluated Subsequent Events and no material events have occurred.

This Space Intentionally Left Blank

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the operating results of the Company for the three months ended September 30, 2010 and 2009, respectively, and the financial condition of the Company at September 30, 2010. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2010 and 2009 contained in our Annual Report on Form 10-K for the year ended June 30, 2010 as previously filed with the Securities Exchange Commission.

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

Accrued Expenses and Other Liabilities

Accrued expenses at September 30, 2010 and June 30, 2010 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	September 30, 2010	June 30, 2010	Increase (Decrease)
Legal fees	$42,269	$43,658	$(1,389)
Accounting fees	4,500	10,000	(5,500)
Miscellaneous, other	13,597	13,781	(184)
Total Accrued Expenses and Other Liabilities	$60,366	$67,439	$(7,073)

Accrued legal fees are primarily the result of costs incurred in early 2008 related to our filing of the registration statement on Form 14C with the Securities and Exchange Commission and our failed merger. These legal fees are being disputed. For further information on the failed Merger, refer to the Financial Statements and Note 4 in our Annual Report on Form 10-K for the year ended June 30, 2010.

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)

Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)

Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657

Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648

Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647

Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648

Balance, June 30, 2010	225,002
Interest July 2010 – September 2010	3,662

Balance, September 30, 2010	$228,664

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2010	$305,318
Advances	12,500
Interest	9,381
Management Fee	1,500
Balance, September 30, 2010	$328,699

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

General and Administrative Expenses were $9,092 for the three months ended September 30, 2010, as compared to $5,102 for the three months ended September 30, 2009, an increase of $3,990.

	2010	2009
Accounting Fees	$4,500	$2,000
Legal Fees	859	518
Management Fees	1,500	1,500
Stock Transfer Fees	285	240
Miscellaneous Fees	1,948	844
TOTAL	$9,092	$5,102

In 2010 we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The Miscellaneous Fees are primarily the result of edgarization costs associated with the public filings.

Interest Expense was $13,043 for the three months ended September 30, 2010, compared to $10,720 for the three months ended September 30, 2009, an increase of $2,323. The increase was the result of higher affiliated party debt at September 30, 2010 compared to 2009, resulting in higher interest expense for the three months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, our cash balance was $2,146 and we had a working capital deficit of $615,583.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the three months ended September 30, 2010, we had negative cash flows from operating activities of $25,546 compared to negative cash flows of $16,332 for the three months ended September 30, 2009. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2010, our loans from Strategic increased by $23,381.

We currently do not have sufficient cash reserves to meet any of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the fiscal year ended June 30, 2010 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

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

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2010 and 2009. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 5 to our audited financial statements for the fiscal years ended June 30, 2010 and 2009 on Form 10-K filed with the Securities Exchange Commission.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Space Intentionally Left Blank

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2010 Form 10-K, which constitute the material risks facing us. If any of those risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

Deterioration of economic conditions could negatively impact our Company.

Our Company may be adversely affected by changes in domestic and/or international economic conditions, including changes in inflation, or deflation, interest or exchange rates, availability of capital markets and the effects of governmental initiatives to manage economic conditions.

Deterioration of national and global economic conditions could, among other things:

●	Impair our ability to access additional funds,

●	Make it more difficult or costly for us to obtain financing in order to execute our business plan,

●	Impair our efforts to identify potential investors and business combination opportunities,

●	Significantly affect our ability to issue shares or debt securities to complete a business combination.

We are unsure of the duration and severity of this economic crisis. If the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis will have a significant impact on our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBIT INDEX

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	—	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

This Space Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date: October 8, 2010

By:	/s/ Philip Bloom
Philip Bloom
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 8, 2010

By:	/s/ David Miller
David Miller
President and Director
(Principal Executive Officer)