Form 10-Q
period 2010-12-31
Monarch Investment Properties, Inc.
filed 2011-02-01
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s Class A common stock as of February 1, 2011 was 16,168,733.

This Space Intentionally Left Blank

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as the risks described in Item 1A. – Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2010. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Monarch,” “Company,” “we,” “us,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS
Cash	$1,306	$4,311
Total Current Assets	1,306	4,311
TOTAL ASSETS	$1,306	$4,311

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$62,866	$67,439
Convertible judgment debt payable	232,326	225,002
Affiliated party debt	342,854	305,318
Total Current Liabilities	638,046	597,759

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,00 shares authorized, no shares issued and outstanding	__	__

Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169

Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,486,150)	(3,442,858)
Total Stockholders’ Deficiency	(636,740)	(593,448)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,306	$4,311

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
General and administrative expenses	7,340	4,966	16,432	10,068
Loss from operations	(7,340)	(4,966)	(16,432)	(10,068)

Other (expense) income:
Interest expense	(13,817)	(11,234)	(26,860)	(21,954)
Total Other (expense)	(13,817)	(11,234)	(26,860)	(21,954)
Net Loss	$(21,157)	$(16,200)	$(43,292)	$(32,022)

Net Loss per common share:
Basic and fully diluted	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

		Common Stock
			Par	Additional		Stockholders’
	Preferred		Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010		16,168,733	$16,169	$2,833,241	$(3,442,858)	$(593,448)

Net Loss					(43,292)	(43,292)
Balance at December 31, 2010	—	16,168,733	$16,169	$2,833,241	$(3,486,150)	$(636,740)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,292)	$(32,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other current liabilities	(4,573)	(6,247)
Increase in convertible judgment debt payable	7,324	7,324

Total adjustments	2,751	1,077
Net cash used in operating activities	(40,541)	(30,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	37,536	27,631
Net cash provided by financing activities	37,536	27,631
NET DECREASE IN CASH	(3,005)	(3,314)
CASH - BEGINNING OF YEAR	4,311	5,179
CASH - END OF PERIOD	$1,306	$1,865

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.
Notes to the Unaudited Financial Statements
as of December 31, 2010 and 2009
(Unaudited)

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2010 and 2009 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2010 and June 30, 2010. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $43,292, negative cash flow from operations of $40,541 for the six months ended December 31, 2010, has an accumulated deficit of $3,486,150 and a stockholders’ deficiency of $636,740 at December 31, 2010. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	December 31, 2010	June 30, 2010
Legal fees	$42,269	$43,658
Accounting and Auditing	7,000	10,000
Miscellaneous, other	13,597	13,781
Total accrued expenses and other current liabilities	$62,866	$67,439

This Space Intentionally Left Blank

Note 5 – Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through December 2010	7,324
Balance, December 31, 2010	$232,326

Note 6 – Affiliated Party Debt Transaction

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is an entity controlled by one of our executive officers who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Six Months Ended December 31, 2010	Year Ended June 30, 2010
Due to major shareholder/creditor, beginning of period	$305,318	$235,318
Additional borrowings	37,536	70,000
Repayments	—	—
End of period	$342,854	$305,318

Additional borrowings for the six months ended December 31, 2010 comprised of $15,000 of cash advances, interest on debt of $19,536 and Management Fee of $3,000.

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the  exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $232,326 convertible debt into 2,323,260 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 9 – Subsequent Events

The Company has evaluated subsequent events and no material events have occurred.

This Space Intentionally Left Blank

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three and six months ended December 31, 2010 and 2009, respectively, and the financial condition of the Company at December 31, 2010. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2010 and 2009 on Form 10-K filed with the Securities Exchange Commission.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31, 2010 and June 30, 2010 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	December 31, 2010	June 30, 2010	(Decrease)
Legal fees	$42,269	$43,658	$(1,389)
Accounting fees	7,000	10,000	(3,000)
Miscellaneous,other	13,597	13,781	(184)
Total Accrued Expenses and Other Liabilities	$62,866	$67,439	$(4,573)

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

Convertible Judgment Debt Payable

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through December 2010	7,324
Balance, December 31, 2010	$232,326

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2010	$305,318
Advances	15,000
Interest	19,536
Management Fee	3,000
Balance, December 31, 2010	$342,854

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

General and administrative expenses were $7,340 for the three months ended December 31, 2010, as compared to $4,966 for the three months ended December 31, 2009, a increase of $2,374.

	2010	2009
Accounting Fees	$4,500	$2,000
Legal Fees	246	349
Management Fees	1,500	1,500
Stock Transfer Fees	275	715
Edgarized Fees	441	402
Miscellaneous	378	0
TOTAL	$7,340	$4,966

Six months ended December 31, 2010 compared to the six months ended December 31, 2009.

General and administrative expenses were $16,432 for the six months ended December 31, 2010, as compared to $10,068 for the six months ended December 31, 2009, an increase of $6,364.

Listed below is a summary of these expenses:

	2010	2009
Accounting Fees	$9,000	$4,000
Legal Fees	1,106	867
Management Fees	3,000	3,000
Edgarization Costs	1,397	1,246
Stock Transfer Fees	560	955
Miscellaneous	1,369	0
TOTAL	$16,432	$10,068

Liquidity and Capital Resources

At December 31, 2010, our cash balance was $1,306 and we had a working capital deficit of $636,740.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the six months ended December 31, 2010, we had negative cash flows from operating activities of $40,541 compared to negative cash flows of $30,945 for the six months ended December 31, 2009. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the six months ended December 31, 2010, our loans from Strategic increased by $37,536.

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

FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2010 and 2009. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the con troll systems are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010 our internal control over financial reporting is effective based this criteria.

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

ITEM 4. (REMOVED AND RESERVED)

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

Date: February 1, 2011

By:	/s/ Philip Bloom
Philip Bloom
Treasurer and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: February 1, 2011

By:	/s/ David Miller
David Miller
President and Director (Principal Executive Officer)