Form 10-Q
period 2011-03-31
Monarch Investment Properties, Inc.
filed 2011-04-29
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

■ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ■     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ■     No ☐

The number of shares outstanding of the registrant’s Class A common stock as of April 29, 2011 was 16,168,733.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010
ASSETS

CURRENT ASSETS
Cash	$1,560	$4,311
Total Current Assets	1,560	4,311
TOTAL ASSETS	$1,560	$4,311

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$61,858	$67,439
Convertible judgment debt payable, affiliated party	235,988	225,002
Affiliated party debt	358,842	305,318
Total Current Liabilities	656,688	597,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,504,538)	(3,442,858)
Total Stockholders’ Deficiency	(655,128)	(593,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,560	$4,311

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—

General and administrative expenses	4,238	4,875	20,670	14,943
Loss from operations	(4,238)	(4,875)	(20,670)	(14,943)

Other (expense) income:
Interest expense	(14,150)	(11,861)	(41,010)	(33,814)
Net Loss	$(18,388)	$(16,736)	$(61,680)	$(48,757)

Net Loss per common share:
Basic and fully diluted	$(0.001)	$(0.001)	$(0.004)	$(0.003)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010	—	16,168,733	$16,169	$2,833,241	$(3,442,858)	$(593,448)
Net Loss	—	—	—	—	(61,680)	(61,680)
Balance at March 31, 2011	—	16,168,733	$16,169	$2,833,241	$(3,504,538)	$(655,128)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,680)	$(48,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other current liabilities	(5,581)	(14,601)
Increase in convertible judgment debt payable, affiliated party	10,986	10,986
Total adjustments	5,405	(3,615)
Net cash used in operating activities	(56,275)	(52,372)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	53,524	52,330
Net cash provided by financing activities	53,524	52,330
NET DECREASE IN CASH	(2,751)	(42)
CASH - BEGINNING OF YEAR	4,311	5,179
CASH - END OF PERIOD	$1,560	$5,137

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.
Notes to the Unaudited Financial Statements
as of March 31, 2011 and 2010
(Unaudited)

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2011 and for all periods presented have been made.

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

The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

FASB ASC 820 – Fair Value Measurements and Disclosures requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2011 and June 30, 2010. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $61,680, negative cash flow from operations of $56,275 for the nine months ended March 31, 2011, has an accumulated deficit of $3,504,538 and a stockholders’ deficiency of $655,128 at March 31, 2011. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

	March 31, 2011	June 30, 2010
Legal fees	$42,268	$43,658
Accounting and Auditing	9,500	10,000
Miscellaneous, other	10,090	13,781
Total accrued expenses and other current liabilities	$61,858	$67,439

This Space Intentionally Left Blank

Note 5 – Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through March 2011	10,986
Balance, March 31, 2011	$235,988

Note 6 – Affiliated Party Debt Transaction

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”) which is an entity controlled by one of our executive officers who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Due to major shareholder/creditor, beginning of period	$305,318	$235,318
Additional borrowings	53,524	70,000
Repayments	—	—
End of period	$358,842	$305,318

Additional borrowings for the nine months ended March 31, 2011 comprised of $19,000 of cash advances, interest on debt of $30,024 and Management Fee of $4,500.

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

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $235,988 convertible debt into 2,359,880 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 9 – Subsequent Events

The Company has evaluated subsequent events and no material events have occurred.

This Space Intentionally Left Blank

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three and nine months ended March 31, 2011 and 2010, respectively, and the financial condition of the Company at March 31, 2011. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2010 and 2009 on Form 10-K filed with the Securities Exchange Commission.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses at March 31, 2011 and June 30, 2010 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	March 31, 2011	June 30, 2010	(Decrease)
Legal fees	$42,268	$43,658	$(1,390)
Accounting fees	9,500	10,000	(500)
Miscellaneous, other	10,090	13,781	(3,691)
Total Accrued Expenses and Other Current Liabilities	$61,858	$67,439	$(5,581)

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

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through March 2011	10,986
Balance, March 31, 2011	$235,988

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2010	$305,318
Advances	19,000
Interest	30,024
Management Fee	4,500
Balance, March 31, 2011	$358,842

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

General and administrative expenses were $4,238 for the three months ended March 31, 2011, as compared to $4,875 for the three months ended March 31, 2010, an decrease of $637. Miscellaneous expenses during the period ending March 31, 2011, includes a credit or reversal of a disputed charge of $3,607 which was recognized.

	2011	2010
Accounting Fees	$4,500	$2,000
Legal Fees	0	(349)
Management Fees	1,500	1,500
Stock Transfer Fees	775	275
Edgarized Fees	619	408
Miscellaneous	(3,156)	1,041
TOTAL	$4,238	$4,875

Nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

General and administrative expenses were $20,670 for the nine months ended March 31, 2011, as compared to $14,943 for the nine months ended March 31, 2010, an increase of $5,727. Miscellaneous expenses during the period ending March 31, 2011, includes a credit or reversal of a disputed charge of $3,607 which was recognized.

Listed below is a summary of these expenses:

	2011	2010
Accounting Fees	$13,500	$6,000
Legal Fees	1,106	518
Management Fees	4,500	4,500
Edgarization Costs	2,015	1,654
Stock Transfer Fees	1,335	1,230
Miscellaneous	(1,786)	1,041
TOTAL	$20,670	$14,943

Liquidity and Capital Resources

At March 31, 2011, our cash balance was $1,560 and we had a working capital deficit of $655,128.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. This funding included paying professional fees, interest on the affiliated debt as well as accruing $500 per month for management fees.

For the nine months ended March 31, 2011, we had negative cash flows from operating activities of $56,275 compared to negative cash flows of $52,372 for the nine months ended March 31, 2010. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the nine months ended March 31, 2011, our loans from Strategic increased by $53,524.

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

FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2011 and 2010. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2011 our internal control over financial reporting is effective based this criteria.

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

Date: April 29, 2011

By:	/s/ Philip Bloom
Philip Bloom
Treasurer and Chief Financial
Officer (Principal Financial and
Accounting Officer)

Date: April 29, 2011

By:	/s/ David Miller
David Miller
President and Director (Principal
Executive Officer)