Form 10-K
period 2011-06-30
Monarch Investment Properties, Inc.
filed 2011-09-12
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 00-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 NorthMilitaryTrail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 391-6117

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,168,733 shares issued and outstanding on September12, 2011.

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

When used in this report, “fiscal 2010” means the fiscal year ended June 30, 2010 and “fiscal 2011” means the fiscal year ending June 30, 2011.

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

On June 29, 1998, we changed our name to Monarch Investment Properties, Inc.

From 1994 to February 1999, we filed reports with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). On February 11, 1999, we filed a Form 15 terminating the registration of our securities under Section 12 of the Exchange Act.On August 7, 2007, the Company filed Form 10 on a voluntary basis to provide current public information to the investment community. Accordingly, the Company again became a reporting company.

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

●	surrender of 420,000 shares of common stock of the Companyto Strategic by the former principals and majority stockholders of the Company.

As a result of the transfer of shares of common stock from the former principals, Strategic acquired a 62.8% equity ownership interest in the Company. Additionally, in connection with the settlement, the former officers and directors of the Company tendered their resignations, and Mr.David Miller, the Company’s President, was first elected and appointed director and officer of the Company.

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

Employees

As of September 12, 2011we had no employees other than our executive officers. Each of our executive officers are engaged in outside business activities and will devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our stockholders and affiliate, Strategic, pursuant to a letter agreement, dated June 30, 2011 as described later in this report.

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

We currently do not have any operating business, have minimal cash resources and a working capital deficit of $676,088 at June 30, 2011. We continue to incur operating expenses related to our public company reporting requirements, which were approximately $27,000 and approximately $26,000 in fiscal 2011 and fiscal 2010, respectively. We are dependent upon Strategic to continue to pay expenses for us and at June 30, 2011 we owe $375,305. If Strategic should fail to continue to pay these expenses for us in future periods, we would be unable to remain current in our reporting obligations under federal securities laws which would materially adversely impact our ability to enter into a reverse merger or other business combination as the perceived value of our company as a public shell would be significantly diminished.

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

We do not currently have any assets other than a cash balance of $1,223 at June 30, 2011. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2011 and 2010 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

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

We are authorized to issue under our Amended and Restated Articles of Incorporation, 125,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors has the ability to issue additional shares of common stock and preferred stock in the future for such consideration as the Board may consider sufficient without seeking stockholder approval. The issuance of additional common stock, preferred stock or other convertible securities in the future will reduce the proportionate ownership and could also reduce the voting power of current stockholders. Further, our Board is authorized to issue the preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion. Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

Our common stock is not listed on any exchange nor is it approved for quotation on the OTC Bulletin Board nor in the over the counter market on the Pink Sheets. As ofSeptember12, 2011there were approximately 42stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.5 million at June 30, 2011. At June 30, 2011 we had minimal cash, no other assets and our total liabilities were approximately $700,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based uponthe Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued expenses and other current liabilities

Accrued expenses at June 30, 2011 and 2010 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, July 1, 2009	$80,670
Payment of accrued professional and accounting fees	(28,104)
Payment of other fees and expenses	(7,175)
Accrual of professional fees	4,195
Accrual of accounting fees	11,278
Accrual of other fees and expenses	6,575
Balance, June 30, 2010	67,439
Payment of accrued professional and accounting fees	(19,883)
Payment of other fees and expenses	(11,150)
Accrual of professional fees	2,495
Accrual of accounting fees	16,000
Accrual of other fees and expenses	7,456
Balance, June 30, 2011	$62,357

Convertible judgment debt payable, affiliated party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original Judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2009	43,952
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	$239,649

This Space Intentionally Left Blank

Affiliated party debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, July 1, 2009	$235,318
Interest	32,500
Advances	31,500
Management Fee	6,000
Balance, June 30, 2010	305,318
Interest	40,987
Advances	23,000
Management Fee	6,000
Balance, June 30, 2011	$375,305

$500 per month is charged by Strategic to our company for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors. This monthly payment also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K.

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us.

General and administrative expenses increased 3% in fiscal 2011 compared to fiscal 2010. Accounting fees in 2010 were reduced by an adjustment to reflect a prior accrual related to an unsuccessful merger in 2009. Miscellaneous expenses during the year include a credit or reversal of a disputed charge of $3,607 which was recognized. We anticipate that our general and administrative expenses will remain at the fiscal 2011 level into fiscal 2012, absent an increase related to another potential business combination.

	2011	2010
Accounting Fees	$16,000	$11,701
Legal Fees	1,106	2,789
Management Fees	6,000	6,000
Edgarization Costs	2,494	2,188
Stock Transfer Fees	1,685	1,380
Miscellaneous Fees and Other	(279)	2,081
Total	$27,006	$26,139

Interest expense increased 21% in fiscal 2011 from fiscal 2010. The increased interest expense was as a result of the increased balance due to the affiliated party debt.

As a result of the foregoing, we incurred a net loss of $82,640 for fiscal 2011, compared to a net loss of $72,285 for fiscal 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At June 30, 2011, our cash balance was $1,223 and we had a working capital deficit of $676,088 compared to cash of $4,311 and a working capital deficit of $593,448 at June 30, 2010.

Accrued expenses, which consist primarily of professional fees, decreased 8% at June 30, 2011 as compared to June 30, 2010.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2010 to June 30, 2011 represents post-judgment interest.

To date, our operations have been funded by Strategic, which is controlled by our President. This fundingincluded paying professional fees, interest on the affiliated debt, as well as accruing $500 per month for management fees.Affiliated party debt increased 23% at June 30, 2011 as compared to June 30, 2010. This increase represents the accrual of the monthly management fee for fiscal 2011, additional advances of $23,000during fiscal 2011and interest of $40,987 on the amounts due Strategic. We used these additional advances for general working capital.

For fiscal 2011 net cash used in operating activities was $73,075 compared to net cash used in operating activities of $70,868 for fiscal 2010. In each of fiscal 2011 and fiscal 2010 this represents cash used to pay our operating expense and accrual of the interest on the affiliated convertible judgment debt.

For fiscal 2011 net cash provided by financing activities was $69,987 as compared to $70,000 for fiscal 2010. In each period these amounts represented the increase in amounts due Strategic as described above.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2011. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 4 to our audited financial statements for the fiscal years ended June 30, 2011 and 2010 on Form 10-K filed with the SEC.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David Miller	65	Chairman of the Board, President and Secretary
Philip Bloom	56	Principal Financial and Accounting Officer, Treasurer
John H. Roach, Jr.	68	Director
Ralph Wilson	80	Director

David Miller. Mr. Miller served on our Board of Directors from November 2004 to December 2005 and from June 2007 to the present. From March 2005 to the present, he has also served as our President. From September 1997 to the present, Mr. Miller has served in the positions of Chairman, President and Chief Executive Officer of Strategic Capital Resources, Inc., a privately owned real estate specialty financing company, that is now selling and disposing of its real estate as well as pursuing claims against former clients. Mr. Miller is the chairman of the privately owned corporations, Lite ‘N Low, Inc. and Priority Capital Corp. Mr. Miller has over 40 years of experience in the finance industry.

Philip Bloom. Mr. Bloom was appointed in May 2008 as our Principal Financial and Accounting Officer. Mr. Bloom has been in South Florida for the past 17 years in the financial services industry. Mr. Bloom is currently with The Bellestar Companies as a Senior Consultant to the development and structuring of a credit based, commercial real estate first mortgage fund. From 2007 through 2009, Mr. Bloom was with The CCR Companies as Chief Lending Officer managing the work-out of a portfolio of mezzanine loans. Prior to working for CCR Companies, Mr. Bloom worked for Floridian Community Bank as Senior Vice President/Senior Lending Officer.He has served on the Board of Directors of Strategic Capital Resources, Inc. since May 2007.

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

Agreement with Strategic

Strategic is currently providing day-to-day management services to the Company pursuant to a letter agreement, date June 30, 2011, for a management fee of $500.00 per month. Strategic’s responsibilities under the agreement include the following services:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2011.

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

The following table summarizes all compensation recorded by us in fiscal 2011 and fiscal 2010 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Miller 1	2011	6,000	0	0	0	0	0	0	6,000
	2010	6,000	0	0	0	0	0	0	6,000

1              Mr. Miller is not directly compensated for his services to us. Under the terms of the June 30, 2011 written management agreement with Strategic described below, it provides various services to us in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by Mr. Miller. However, we believe that the services and expenses charged by Strategic merely reimburse Strategic for its out of pocket costs associated with the services provided and should not be construed as compensation to Mr. Miller.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2011:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options(#)Exercisable	Number of Securities Underlying Unexercised Options(#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Miller	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and our directors currently do not receive compensation for their services to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September12, 2011, we had 16,168,733shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September12, 2011by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Miller 1	14,645,000	84.8%
Philip Bloom	0	—
John H. Roach, Jr.	0	—
Ralph J. Wilson	0	—
All officers and directors as a group (four persons) 1	14,645,000	84.8%
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. 2	1,520,000	8.8%
Helen Miller Irrevocable Trust 3	1,770,000	10.9%

1	The number of shares owned by Mr. Miller includes:

●	11,355,000 shares owned individually,
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

3	LiboFineberg, as trustee of the Helen Miller Irrevocable Trust, holds voting and dispositive control over securities held by the trust. Mr. Miller is the beneficiary of the trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described elsewhere herein, we are a party to an agreement with Strategic under which it provides various services to us for a monthly fee of $500. In addition, it pays various expenses for us associated to our filing obligations under federal securities laws. At June 30, 2011 we owed Strategic $375,305. The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $40,987 during fiscal 2011. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

At June 30, 2011 we owe JJFN $239,649 under the JJFN Judgment which is described earlier in this report. JJFN, a subsidiary of Strategic, is controlled by Mr. Miller.

Director Independence

Messrs. Roach and Wilson are considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for each of fiscal 2011 and fiscal 2010.

	2011	2010
Audit Fees	$14,500	$14,500
Audit- Related Fees	0	0
Tax Fees	1,500	1,500
All Other Fees	0	0
Total	$16,000	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

This Space Intentionally Left Blank

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

This Space Intentionally Left Blank

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Investment Properties, Inc.

Date: September 12, 2011	By:	/s/ David Miller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Miller	Chairman of the Board of Directors, Chief Executive Officer, Principal Executive Officer	September 12, 2011
David Miller

/s/ Philip Bloom	Principal Financial and Accounting Officer	September 12, 2011
Philip Bloom

/s/ John H. Roach, Jr.	Director	September 12, 2011
John H. Roach, Jr.

/s/ Ralph Wilson	Director	September 12, 2011
Ralph Wilson

Monarch Investment Properties, Inc.
Financial Statements
June 30, 2011 and 2010

Released: September 12, 2011

MONARCH INVESTMENT PROPERTIES, INC.

CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Monarch Investment Properties, Inc.

We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for each of the years ended June 30, 2011 and 2010, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
September 12, 2011

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	June 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$1,223	$4,311
Total Current Assets	1,223	4,311
TOTAL ASSETS	$1,223	$4,311

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$62,357	$67,439
Convertible judgment debt payable, affiliated party	239,649	225,002
Affiliated party debt	375,305	305,318
Total Current Liabilities	677,311	597,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, noshares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,525,498)	(3,442,858)
Total Stockholders’ Deficiency	(676,088)	(593,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,223	$4,311

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010

Revenue	$—	$—

General and administrative expenses	27,006	26,139
Loss from operations	(27,006)	(26,139)

Other (expense) income:
Interest expense, affiliated parties	(55,634)	(46,146)

Net loss	$(82,640)	$(72,285)

Net loss per common share:
Basic and fully diluted	$(0.005)	$(0.004)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2009	~~—~~	16,168,733	$16,169	$2,833,241	$(3,370,573)	$(521,163)

Net Loss	~~—~~	~~—~~	~~—~~	~~—~~	(72,285)	(72,285)

Balance at June 30, 2010	~~—~~	16,168,733	16,169	2,833,241	(3,442,858)	(593,448)

Net Loss	~~—~~	~~—~~	~~—~~	~~—~~	(82,640)	(82,640)

Balance at June 30, 2011		16,168,733	$16,169	$2,833,241	$(3,525,498)	$(676,088)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	$(82,640)	$(72,285)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accrued expenses and other current liabilities	(5,082)	(13,231)
Increase in convertible judgment debt payable, affiliated party	14,647	14,648
Total adjustments	9,565	1,417
Net cash used in operating activities	(73,075)	(70,868)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	69,987	70,000
Net cash provided by financing activities	69,987	70,000
NET DECREASE IN CASH	(3,088)	(868)
CASH-BEGINNING OF YEAR	4,311	5,179
CASH-END OF YEAR	$1,223	$4,311

SUPPLEMENTAL CASH FLOW DATA:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED
JUNE 30, 2011 AND 2010

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

As a result of the litigation settlement SCRI acquired majority control (62.8%) of Monarch. SCRI consolidated Monarch into its financial statements as a result of their percentage of ownership and control through December 31, 2005. In the quarter ended March 31, 2006, SCRI’s ownership interest in Monarch was eliminated and was no longer a controlling shareholder. Accordingly, SCRI deconsolidated Monarch from its financial statements.

During December, 2005, SCRI agreed to convert $1,500,000 of the $1,638,000 judgment it had against Monarch into 15,000,000 shares of the common stock of Monarch. The purpose of the conversion was to make Monarch a “Public Shell” marketable to a potential merger candidate or purchaser. SCRI declared a dividend on December 2, 2005 of 15,000,000 shares of Monarch common stock payable pro rata to SCRI’s shareholders of record as of December 15, 2005 with a distribution date of December 22, 2005. Monarch and SCRI implemented the conversions and SCRI distributed the shares to its shareholders in March 2006. (See Note 8 – Income Taxes and Note 11 – Litigation).

As a result of the cessation of operations and liquidation of all assets the Company became a “Shell Company”.

Securities Act Rule 405 and Exchange Act Rule 12b-2 defines a “Shell Company” as a company, other than an asset-backed issuer, with:

●	no or nominal operations; and
●	either:

	-	no or nominal assets;
	-	assets consisting solely of cash and cash equivalents; or
	-	assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the change of control Monarch utilization of the loss carryforward for federal and state income tax purposes may be limited.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $82,640 negative cash flow from operations of $73,075for the year ended June 30, 2011, has an accumulated deficit of $3,525,498 and a stockholders’ deficiency of $676,088 at June 30, 2011. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s assets and liabilities are made in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of June 30, 2011 and 2010 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

Management does not anticipate that the adoption of recently issued accounting pronouncements will have a material impact on the company’s results of operations, financial position, or cash flow.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	June 30, 2011	June 30, 2010
Legal fees	$42,269	$43,658
Accounting and Auditing	10,000	10,000
Miscellaneous, other	10,088	13,781
Total Accrued expenses and other current liabilities	$62,357	$67,439

Note 6 – Convertible Judgment Debt Payment, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
$239,649

At June 30, 2011 and 2010, the judgment payable with accrued interest is $239,649 and $225,002, respectively. The remaining $239,649 of convertible debt and interest is convertible at $0.10 per share.

Note 7 - Affiliated Party Debt

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

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2011.

	June 30, 2011	June 30, 2010

Due to major shareholder/creditor, beginning of year	$305,318	$235,318
Additions	69,987	70,000
End of year	$375,305	$305,318

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the year ended June 30, 2011 and 2010 in the amount of $40,987 and $31,500, respectively. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 8 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2011 approximates $237,000. In addition there is another $202,000 of interest expense to deduct to due to shareholders once paid as of June 30, 2011. The Company applied the $1,653,462 of debt converted as forgiveness of income for tax purposes, which requires such amount to be applied against the NOL carry over of the prior year pursuant to an insolvency exemption by the internal revenue code. The NOL’s prior to June 30, 2003 are not determinable as it appears the tax returns had not been filed by the prior management for several years. In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited. Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use. The net operating losses expires during the years 2026 through 2030.

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

	June 30, 2011	June 30, 2010
Deferred tax assets:
Net operating loss carryforward	$80,900	$71,700
Temporary timing difference	68,600	49,700
Less valuation allowance	(149,500)	(121,400)
Net deferred tax asset	$—	$—

This Space Intentionally Left Blank

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2011 and 2010, as a result of the following:

	June 30, 2011	June 30, 2010
Tax (benefit) at statutory rate	$(28,100)	$(24,600)
Permanent timing differences	—	—
Change in valuation allowance	28,100	24,600
Tax due	$—	$—

The net operating loss carryforward was utilized in full through June 30, 2006 due to the application of the $1,653,462 debt converted to equity in 2006 as debt forgiveness for tax purposes. The Internal Revenue Code insolvency exemption provides for such debt forgiveness income to be applied to the net operating losses carry forward to the extent such net operating losses are available.

Note 9 – Stockholders’ Deficiency

Preferred Stock and Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value, and 25,000,000 shares of preferred stock, $ .01 par value.

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

At June 30, 2011 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

During the quarter ended September 30, 1997 pursuant to an offshore securities subscription agreement the Company received proceeds of $1,030,500. The Company was obligated to pay Strategic Capital Resources, Inc. a principal payment of $500,000 in accordance with its loan agreement out of the proceeds of the offshore placement. The Company paid Strategic Capital Resources, Inc. $212,500 instead of the $500,000 principal payment due under the loan agreements. In addition, $53,609 of accrued interest was paid. The outstanding loan balance after the $212,500 principal payment was $1,100,000. The Company subsequently defaulted on its loan to SCRI. See Note 2 – Change of Control.

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

There were 1,100,000 common stock warrants available for issuance as of June 30, 2011 and 2010. A summary of the status of the warrants as of June 30, 2011 and 2010 and changes during the years then ended is presented below:

	June 30, 2011		June 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of year	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of June 30, 2011:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.001	1,100,000	$0.001	3.75

Note 10 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $239,649 convertible debt into 2,396,490 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 11 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 12 – Subsequent Events

The company has evaluated subsequent events, for discussion purposes and no material events have occurred.