Form 10-Q
period 2011-09-30
Monarch Investment Properties, Inc.
filed 2011-11-07
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WACHINGTON, DC 20549

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 391-6117
(Registrant's telephone number, including area code)

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No □

The number of shares outstanding of the registrant’s common stock as of November 4, 2011was 16,168,733.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include our status as a shell company as well as other risks including, but are not limited to:

• our lack of an operating business and dependence on a related party to pay our operating expenses,

• our inability to close a reverse merger or other business combination with an operating entity,

• our need for additional capital,

• our auditors have expressed doubt about our ability to continue as a going concern,

• conflicts of interest which may impact our officers and directors,

• potential dilution to our stockholders,

• control by our management,

• risks associated with dependence on a single business unit, and

• the lack of liquidity of an investment in our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as the risks described in Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2011. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Monarch,” “Company,” "we," "us," "ours," and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC. BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011 (1)
ASSETS

CURRENT ASSETS
Cash	$ 144	$ 1,223
Total Current Assets	144	1,223
TOTAL ASSETS	$ 144	$ 1,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$ 66,859	$ 62,357
Convertible judgment debt payable, affiliated party	243,311	239,649
Affiliated party debt	388,206	375,305
Total Current Liabilities	698,376	677,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,547,642)	(3,525,498)
Total Stockholders’ Deficiency	(698,232)	(676,088)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$ 144	$ 1,223

(1)   Derived from audited financial statements

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Revenue	$ —	$ —

General and administrative expenses	7,081	9,092
Loss from operations	(7,081)	(9,092)

Other (expenses) income:
Interest expense, affiliated parties	(15,063)	(13,043)

Net loss	$ (22,144)	$ (22,135)

Net loss per common share:
Basic and fully diluted	$ (0.001)	$ (0.001)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred		Par Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011		16,168,733	$ 16,169	$2,833,241	$ (3,525,498)	$ (676,088)

Net Loss					(22,144)	(22,144)
Balance at September 30, 2011	—	16,168,733	$ 16,169	$2,833,241	$ (3,547,642)	$ (698,232)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (22,144)	$ (22,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	4,502	(7,073)
Increase in convertible judgment debt payable	3,662	3,662
Total adjustments	8,164	(3,411)
Net cash used in operating activities	(13,980)	(25,546)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	12,901	23,381
Net cash provided by financing activities	12,901	23,381
NET (DECREASE) IN CASH	(1,079)	(2,165)
CASH - BEGINNING OF PERIOD	1,223	4,311
CASH - END OF PERIOD	$ 144	$ 2,146

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$ —	$ —
Cash paid for income taxes	$ —	$ —

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.

Notes to Unaudited Financial Statements

September 30, 2011 and 2010

Note 1 –Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2011 and 2010 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

As of September 30, 2011 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $22,144, negative cash flow from operations of $13,980 for the three months ended September 30, 2011, has an accumulated deficit of $3,547,642 and a stockholders’ deficiency of $698,232 at September 30, 2011. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	September 30, 2011	June 30, 2011
Legal fees	$ 42,269	$ 42,269
Accounting and Auditing	14,500	10,000
Miscellaneous, other	10,090	10,088
Total Accrued expenses and other current liabilities	$ 66,859	$ 62,357

Note 5 - Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings, Inc. against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through September 2011	3,662
Balance, September 30, 2011	$ 243,311

At September 30, 2011, the judgment payable with accrued interest is $243,311. The remaining $243,311 of convertible debt and interest is convertible at $0.10 per share.

Note 6 – Affiliated Party Debt

An affiliated or related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”), which is an entity controlled by one of our executive officers, who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Three Months Ended September 30, 2011	Year Ended June 30, 2011
Due to major shareholder/creditor, beginning of year	$ 375,305	$ 305,318
Additional borrowings	12,901	69,987
End of period	$ 388,206	$ 375,305

Additional borrowing for the three months ended September 30, 2011 comprised of no cash advances, but did include Interest on Debt of $11,401, and Management Fees of $1,500 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three months ended September 30, 2011 in the amount of $11,401. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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

Note 8 – Stockholders’ Deficiency

Preferred Stock and Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $ .001 par value, and 25,000,000 shares of preferred stock, $ .01 par value.

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At September 30, 2011 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of September 30, 2011. A summary of the status of the warrants as of September 30, 2011 and June 30, 2011 and the changes are presented below:

	September 30, 2011		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$ 0.001	1,100,000	$ 0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$ 0.001	1,100,000	$ 0.001

The following additional information relates to warrants outstanding as of September 30, 2011:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	1.5

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $243,311 convertible debt into 2,433,110 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 – Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 11 – Subsequent Events

The Company has evaluated Subsequent Events for disclosure purposes. No material events have occurred.

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three months ended September 30, 2011 and 2010, respectively, and the financial condition of the Company at September 30, 2011. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2011 and 2010 contained in our Annual Report on Form 10-K for the year ended June 30, 2011 as previously filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.5 million at September 30, 2011. At September 30, 2011 we had minimal cash, no other assets and our total liabilities were approximately $700,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at September 30, 2011 and June 30, 2011 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other current liabilities:

	September 30, 2011	June 30, 2011	Increase
Legal fees	$ 42,269	$ 42,269	$ 0
Accounting fees	14,500	10,000	4,500
Miscellaneous, other	10,090	10,088	2
Total Accrued Expenses and Other Current Liabilities	$ 66,859	$ 62,357	$ 4,502

Accrued legal fees are primarily the result of costs incurred in early 2008 related to our filing of the registration statement on Form 14C with the Securities and Exchange Commission and our failed merger. These legal fees are being disputed.

*** This Space Intentionally Left Blank ***

 Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through September 2011	3,662
Balance, September 30, 2011	$ 243,311

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2011	$ 375,305
Interest	11,401
Management Fee	1,500
Balance, September 30, 2011	$ 388,206

The loan amount is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes the terms on the loan were made on equal or better than terms available elsewhere.

$500 per month is charged by Strategic to our company for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors. This monthly payment also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K.

*** This Space Intentionally Left Blank ***

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

General and Administrative Expenses were $7,081 for the three months ended September 30, 2011, as compared to $9,092 for the three months ended September 30, 2010, a decrease of $2,011.

	2011	2010
Accounting Fees	$ 4,500	$ 4,500
Legal Fees	—	859
Management Fees	1,500	1,500
Stock Transfer Fees	315	285
Miscellaneous Fees	766	1,948
TOTAL	$ 7,081	$ 9,092

In 2011 we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The Miscellaneous Fees are primarily the result of edgarization costs associated with the public filings.

Interest Expense was $15,063 for the three months ended September 30, 2011, compared to $13,043 for the three months ended September 30, 2010, an increase of $2,020. The increase was the result of higher affiliated party debt at September 30, 2011 compared to 2010, resulting in higher interest expense for the three months ended September 30, 2011.

As a result of the foregoing, we incurred a net loss of $22,144 and $22,135 for the three months ended 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At September 30, 2011, our cash balance was $144 and we had a working capital deficit of $698,232.

Accrued expenses, which consist primarily of professional and accounting fees, increased $4,502 for the 3 months ended September 30, 2011.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2011 to September 30, 2011 represents post-judgment interest.

Affiliated party debt increased $12,901 at September 30, 2011 as compared to June 30, 2011. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, no additional advances, and interest of $11,401 on the amounts due Strategic. We used these additional advances for general working capital.

For the three months ended September 30, 2011, we had negative cash flows from operating activities of $13,980 compared to negative cash flows of $25,546 for the three months ended September 30, 2010. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2011, our loans from Strategic increased by $12,901.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2011. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2011 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2011 Form 10-K, which constitute the material risks facing us. If any of those risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

ITEM 6. EXHIBITS.

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

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:		November 4, 2011

By:	/s/	Philip Bloom
Philip Bloom
Treasure and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:		November 4, 2011

By:	/s/	David Miller
David Miller
President and Director
(Principal Executive Officer)

