Form 10-Q
period 2011-12-31
Monarch Investment Properties, Inc.
filed 2012-02-06
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WACHINGTON, DC 20549

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of February 6, 2012 was 16,168,733.

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

  our lack of an operating business and dependence on a related party to pay our operating expenses, our inability to close a reverse merger or other business combination with an operating entity, our need for additional capital,
  our auditors have expressed doubt about our ability to continue as a going concern, conflicts of interest which may impact our officers and directors, potential dilution to our stockholders,
  control by our management,
  risks associated with dependence on a single business unit, and the lack of liquidity of an investment in our common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC. BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011 (1)
ASSETS

CURRENT ASSETS
Cash	$ 508	$ 1,223
Total Current Assets	508	1,223
TOTAL ASSETS	$ 508	$ 1,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$ 57,989	$ 62,357
Convertible judgment debt payable, affiliated party	246,973	239,649
Affiliated party debt	414,785	375,305
Total Current Liabilities	719,747	677,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,568,649)	(3,525,498)
Total Stockholders’ Deficiency	(719,239)	(676,088)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$ 508	$ 1,223

(1) Derived from audited financial statements

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	$ —	$ —	$ —	$ —
General and Administrative expenses	5,266	7,340	12,347	16,432
Loss from operations	(5,266)	(7,340)	(12,347)	(16,432)

Other (expense) income:
Interest expense, affiliated parties	(15,741)	(13,817)	(30,804)	(26,860)
Net Loss	$ (21,007)	$ (21,157)	$ (43,151)	$ (43,292)

Net loss per common share:
Basic and fully diluted	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.003)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited)

		Common Stock
			Par	Additional		Stockholders’
	Preferred		Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011		16,168,733	$16,169	$2,833,241	$(3,525,498)	$ (676,088)
Net Loss					(43,151)	(43,151)
Balance at December 31, 2011		16,168,733	$16,169	$2,833,241	$(3,568,649)	$ (719,239)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (43,151)	$ (43,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) in accrued expenses and other current liabilities	(4,368)	(4,573)
Increase in convertible judgment debt payable	7,324	7,324
Total adjustments	2,956	2,751
Net cash used in operating activities	(40,195)	(40,541)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	39,480	37,536
Net cash provided by financing activities	39,480	37,536
NET (DECREASE) IN CASH	(715)	(3,005)
CASH – BEGINNING OF PERIOD	1,223	4,311
CASH – END OF PERIOD	$ 508	$ 1,306

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$ —	$ —

Cash paid for income taxes	$ —	$ —

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.

Notes to the Unaudited Financial Statements

December 31, 2011 and 2010

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2011 and for all periods presented have been made.

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

The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 are observable inputs such as quoted prices in active markets; Level 2 are inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of December 31, 2011 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $43,151, negative cash flow from operations of $40,195 for the six months ended December 31, 2011, has an accumulated deficit of $3,568,649 and a stockholders’ deficiency of $719,239 at December 31, 2011. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	December 31, 2011	June 30, 2011
Legal fees	$ 42,269	$ 42,269
Accounting and Auditing	5,730	10,000
Miscellaneous, other	9,990	10,088
Total accrued expenses and other current liabilities	$ 57,989	$ 62,357

Note 5 – Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through December 2011	7,324
Balance, December 31, 2011	$ 246,973

At December 31, 2011, the judgment payable with accrued interest is $246,973. The remaining $246,973 of convertible debt and interest is convertible at $0.10 per share.

Note 6 – Affiliated Party Debt

An affiliated or related party is generally defined as (i) any person, including their immediate families, that holds 10% or more of the Company’s securities, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”), which is an entity controlled by one of our executive officers, who is also our majority shareholder. Listed below is a summary of the debt we owe to Strategic.

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Due to major shareholder/creditor, beginning of period	$ 375,305	$ 305,318
Additional borrowings	39,480	69,987
Repayments	—	—
End of period	$ 414,785	$ 375,305

Additional borrowing for the six months ended December 31, 2011 comprised of $ 13,000 of cash advances, Interest of $23,480, and Management Fees of $3,000 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the six months ended December 31, 2011 in the amount of $23,480. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 7 – Income Taxes

FASB ASC 740 - Income Taxes, provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. Therefore, a valuation allowance equal to the potential deferred tax benefit has been established in full, resulting in no deferred tax asset as of the balance sheet dates.

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At December 31, 2011 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of December 31, 2011. A summary of the status of the warrants as of December 31, 2011 and June 30, 2011 and the changes are presented below:

	December 31, 2011		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$ 0.001	1,100,000	$ 0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$ 0.001	1,100,000	$ 0.001

The following additional information relates to warrants outstanding as of December 31, 2011:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	1.3

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $246,973 convertible debt into 2,469,730 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

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

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three and six months ended December 31, 2011 and 2010, respectively, and the financial condition of the Company at December 31, 2011. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2011 and 2010 on Form 10-K filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.57 million at December 31, 2011. At December 31, 2011 we had minimal cash, no other assets and our total liabilities were approximately $720,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company is operating losses and need for additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31, 2011 and June 30, 2011 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	December 31, 2011	June 30, 2011	(Decrease)
Legal fees	$ 42,269	$ 42,269	$ 0
Accounting fees	5,730	10,000	(4,270)
Miscellaneous, other	9,990	10,088	(98)
Total Accrued Expenses and Other Current Liabilities	$ 57,989	$ 62,357	$ (4,368)

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

*** This Space Intentionally Left Blank ***

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through December 2011	7,324
Balance, December 31, 2011	$ 246,973

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2011	$375,305
Advances	13,000
Interest	23,480
Management Fee	3,000
Balance, December 31, 2011	$414,785

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

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

General and administrative expenses were $5,266 for the three months ended December 31, 2011, as compared to $7,340 for the three months ended December 31, 2011, a decrease of $2,074.

	2011	2010
Accounting Fees	$ 3,250	$ 4,500
Legal Fees	—	246
Management Fees	1,500	1,500
Stock Transfer Fees	304	275
Edgarization Costs	198	441
Miscellaneous	14	378
TOTAL	$ 5,266	$ 7,340

Six months ended December 31, 2011 compared to the six months ended December 31, 2010

General and administrative expenses were $12,347 for the six months ended December 31, 2011, as compared to $16,432 for the six months ended December 31, 2011, a decrease of $4,085.

Listed below is a summary of these expenses:

	2011	2010
Accounting Fees	$ 7,750	$ 9,000
Legal Fees	—	1,106
Management Fees	3,000	3,000
Stock Transfer Fees	619	560
Edgarization Costs	964	1,397
Miscellaneous	14	1,369
TOTAL	$ 12,347	$ 16,432

In 2011, we were charged $2,000 for accounting fees related to the second quarter filing of Form 10-Q, we accrued $3,000 for the annual audit, and $750 for year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The Miscellaneous Fees are primarily the result of edgarization costs associated with the public filings.

Interest Expense was $30,804 for the six months ended December 31, 2011, compared to $26,860 for the six months ended December 31, 2010, an increase of $3,944. The increase was the result of higher affiliated party debt at December 31, 2011 compared to 2010, resulting in higher interest expense for the six months ended December 31, 2011.

As a result of the foregoing, we incurred a net loss of $43,151 and $43,292 for the six months ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At December 31, 2011, our cash balance was $508 and we had a working capital deficit of $719,239.

Accrued expenses, which consist primarily of professional and accounting fees, decreased $4,368 for the six months ended December 31, 2011.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2011 to December 31, 2011 represents post-judgment interest.

Affiliated party debt increased $39,480 at December 31, 2011 compared to June 30, 2011. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, $13,000 in cash advances, and interest of $23,480 on the amounts due Strategic. We used these additional advances for general working capital.

For the six months ended December 31, 2011, we had negative cash flows from operating activities of $40,195 compared to negative cash flows of $40,541 for the six months ended December 31, 2010. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the six months ended December 31, 2011, our loans from Strategic increased by $39,480.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2011. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011 our internal control over financial reporting is effective based this criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

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

Date: February 6, 2012

By:/s/Philip Bloom_________ _

Philip Bloom

Treasurer and Chief Financial

Officer (Principal Financial and Accounting Officer)

Date: February 6, 2012

By:/s/David Miller________

David Miller

President and Director (Principal Executive Officer)