Form 10-Q
period 2012-03-31
Monarch Investment Properties, Inc.
filed 2012-05-04
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 203, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

[x] Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Small reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 4, 2012 was 16,168,733.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Monarch,” “Company,” “we,” “us,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC. BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011 (1)
ASSETS

CURRENT ASSETS
Cash	$ 536	$ 1,223
Total Current Assets	536	1,223
TOTAL ASSETS	$ 536	$ 1,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$ 59,963	$ 62,357
Convertible judgment debt payable, affiliated party	250,635	239,649
Affiliated party debt	432,035	375,305
Total Current Liabilities	742,633	677,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,591,507)	(3,525,498)
Total Stockholders’ Deficiency	(742,097)	(676,088)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$ 536	$ 1,223

(1) Derived from audited financial statements

 See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue	$ —	$ —	$ —	$ —
General and Administrative expenses	6,445	4,238	18,792	20,670
Loss from operations	(6,445)	(4,238)	(18,792)	(20,670)

Other (expense) income:
Interest expense, affiliated parties	(16,414)	(14,150)	(47,217)	(41,010)
Total Other (expense)	(16,414)	(14,150)	(47,217)	(41,010)
Net Loss	$ (22,859)	$ (18,388)	$ (66,009)	$ (61,680)

Net loss per common share:
Basic and fully diluted	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.004)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

 See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2012
(Unaudited)

		Common Stock
			Par	Additional		Stockholders’
	Preferred		Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011		16,168,733	$16,169	$2,833,241	$(3,525,498)	$ (676,088)
Net Loss					(66,009)	(66,009)
Balance at March 31, 2012		16,168,733	$16,169	$2,833,241	$(3,591,507)	$ (742,097)

 See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (66,009)	$ (61,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) in accrued expenses and other current liabilities	(2,394)	(5,581)
Increase in convertible judgment debt payable	10,986	10,986
Total adjustments	8,592	5,405
Net cash used in operating activities	(57,417)	(56,275)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	56,730	53,524
Net cash provided by financing activities	56,730	53,524
NET (DECREASE) IN CASH	(687)	(2,751)
CASH – BEGINNING OF PERIOD	1,223	4,311
CASH – END OF PERIOD	$ 536	$ 1,560

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$ —	$ —

Cash paid for income taxes	$ —	$ —

 See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.

Notes to the Unaudited Financial Statements

March 31, 2012 and 2011

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2012 and for all periods presented have been made.

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

The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

As of March 31, 2012 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $66,009, negative cash flow from operations of $57,417 for the nine months ended March 31, 2012, has an accumulated deficit of $3,591,507 and a stockholders’ deficiency of $742,097 at March 31, 2012. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	March 31, 2011	June 30, 2011
Legal fees	$ 42,269	$ 42,269
Accounting and Auditing	7,605	10,000
Miscellaneous, other	10,089	10,088
Total accrued expenses and other current liabilities	$ 59,963	$ 62,357

Note 5 – Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through March 2012	10,986
Balance, March 31, 2012	$ 250,635

At March 31, 2012, the judgment payable with accrued interest is $250,635. The remaining $250,635 of convertible debt and interest is convertible at $0.10 per share.

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

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Due to major shareholder/creditor, beginning of period	$ 375,305	$ 305,318
Additional borrowings	56,730	69,987
Repayments	—	—
End of period	$ 432,035	$ 375,305

 Additional borrowing for the nine months ended March 31, 2012 comprised of $16,000 of Cash Advances, Interest of $36,230, and Management Fees of $4,500 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the nine months ended March 31, 2012 in the amount of $36,230. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At March 31, 2012 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of March 31, 2012. A summary of the status of the warrants as of March 31, 2012 and June 30, 2011 and the changes are presented below:

	March 31, 2012		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$ 0.001	1,100,000	$ 0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$ 0.001	1,100,000	$ 0.001

The following additional information relates to warrants outstanding as of December 31, 2011:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	1.3

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $250,635 convertible debt into 2,506,350 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 – Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management is not aware of any asserted or unasserted claims to be immaterial to the financial statements.

Note 11 – Subsequent Events

The Company has evaluated Subsequent Events for disclosure purposes. No material events have occurred.

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three and nine months ended March 31, 2012 and 2011, respectively, and the financial condition of the Company at March 31, 2012. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2011 and 2010 on Form 10-K filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.6 million at March 31, 2012. At March 31, 2012 we had minimal cash, no other assets and our total liabilities were approximately $742,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company is operating losses and need for additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at March 31, 2012 and June 30, 2011 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

	March 31, 2012	June 30, 2011	(Decrease)
Legal fees	$ 42,269	$ 42,269	$ 0
Accounting fees	7,605	10,000	(2,395)
Miscellaneous, other	10,089	10,088	1
Total Accrued Expenses and Other Current Liabilities	$ 59,963	$ 62,357	$ (2,394)

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

*** This Space Intentionally Left Blank ***

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$ 1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through March 2012	10,986
Balance, March 31, 2012	$ 250,635

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2011	$375,305
Advances	16,000
Interest	36,230
Management Fee	4,500
Balance, March 31, 2012	$432,035

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

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

General and administrative expenses were $6,445 for the three months ended March 31, 2012, as compared to $4,238 for the three months ended March 31, 2012, a decrease of $2,207. Miscellaneous Expense during the period ending March 31, 2011incurred a credit or reversal of a disputed charge of $3,607, which was recognized in that period.

	2012	2011
Accounting Fees	$ 3,875	$ 4,500
Legal Fees	—	—
Management Fees	1,500	1,500
Stock Transfer Fees	801	775
Edgarization Costs	99	619
Miscellaneous	170	(3,156)
TOTAL	$ 6,445	$ 4,238

Nine Months Ended March 31, 2012 compared to the Nine Months Ended March 31, 2011

General and administrative expenses were $18,792 for the nine months ended March 31, 2012, as compared to $20,670 for the nine months ended March 31, 2012, a decrease of $1,878.

Listed below is a summary of these expenses:

	2012	2011
Accounting Fees	$ 11,625	$ 13,500
Legal Fees	—	1,106
Management Fees	4,500	4,500
Stock Transfer Fees	1,420	1,335
Edgarization Costs	1,063	2,015
Miscellaneous	184	(1,786)
TOTAL	$ 18,792	$ 20,670

In 2012, we were charged $2,000 for accounting fees related to the quarter filings of Form 10-Q, we accrued $4,500 for the annual audit, and $1,125 for year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The Miscellaneous Fees are primarily the result of edgarization costs associated with the public filings. As noted above, the Miscellaneous Fees for the nine months ending March 31, 2011 include the reversal of a disputed fee.

Interest Expense was $47,217 for the nine months ended March 31, 2012, compared to $41,010 for the nine months ended December 31, 2011, an increase of $6,207. The increase was the result of higher affiliated party debt at March 31, 2012 compared to 2011, resulting in higher interest expense for the nine months ended March 31, 2012.

As a result of the foregoing, we incurred a net loss of $66,009 and $61,680 for the nine months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At March 31, 2012, our cash balance was $536 and we had a working capital deficit of $742,097.

Accrued expenses, which consist primarily of professional and accounting fees, decreased $2,394 for the nine months ended March 31, 2012.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2011 to March 31, 2012 represents post-judgment interest.

Affiliated party debt increased $56,730 at March 31, 2012 compared to June 30, 2011. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, $16,000 in cash advances, and interest of $36,230 on the amounts due Strategic. We used these additional advances for general working capital.

For the nine months ended March 31, 2012, we had negative cash flows from operating activities of $57,417 compared to negative cash flows of $56,275 for the nine months ended March 31, 2011. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the nine months ended March 31, 2012, our loans from Strategic increased by $56,730.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2012. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2012 our internal control over financial reporting is effective based this criteria.

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

Date: May 4, 2012

By:/s/Philip Bloom_________ _

Philip Bloom

Treasurer and Chief Financial

Officer (Principal Financial and Accounting Officer)

Date: May 4, 2012

By:/s/David Miller________

David Miller

President and Director (Principal Executive Officer)

