Form 10-K
period 2012-06-30
Monarch Investment Properties, Inc.
filed 2012-09-28
CIK 1407882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30 2012_

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to      _

_________________

MONARCH INVESTMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

_________________

Neveda	00-52754	84-1251553
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1801 North Military Trail, Suite 204 Boca Raton, FL
(Address of Principal Executive Offices) (Zip Code)

(561) 391-6117
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None
Name of each exchange on which registered

None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☑     No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,168,733 shares issued and outstanding on September 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).None.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

When used in this report, “fiscal 2011” means the fiscal year ended June 30, 2011 and “fiscal 2012” means the fiscal year ending June 30, 2012.

PART I

ITEM 1. BUSINESS.

We do not have any business or operations and are considered a "shell" company under Federal securities laws. We are actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. David Miller, our President, who will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of Mr. Miller, our other officers, our legal counsel or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition of acceptance of products, services, or trades; name identification; and
•	other relevant factors.

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

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

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

Change of Control

During 1997, we defaulted on payment of a promissory note in the principal amount of $1,100,000 representing a loan that had been made to us by JJFN Holdings, Inc. (“JJFN Holdings”), a wholly-owned subsidiary of Strategic Capital Resources, Inc. (“Strategic”), in connection with our acquisition of IECM. As a result of this default, during June 1999, JJFN Holdings filed an action in the Supreme Court of the State of New York, County of Queens against us, and our subsidiaries, IECM, Iron Holdings, and Tahoe Realty Corp., as well as two of our officers and certain other individuals, to recover the monies due to JJFN Holdings under the promissory note. During November 2004, the action was settled by:

•	payment from the former principals of the Company of $155,000 to Strategic;
•	entry by the Court of a judgment against the Company in the amount of $1,100,000 (representing the principal amount of the loan from JJFN Holdings) plus accrued interest, (or $1,522,997.20 in the aggregate at the time of the entry of the judgment) (the “JJFN Judgment”); and
•	surrender of 420,000 shares of common stock of the Company to Strategic by the former principals and majority stockholders of the Company.

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

Employees

As of September 28, 2012 we had no employees other than our executive officers. Each of our executive officers are engaged in outside business activities and will devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our stockholders and affiliate, Strategic, pursuant to a letter agreement, dated June 30, 2012 as described later in this report.

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

We currently do not have any operating business, have minimal cash resources and a working capital deficit of $724,344 at June 30, 2012. We continue to incur operating expenses related to our public company reporting requirements, which were approximately $20,000 and approximately $27,000 in fiscal 2012 and fiscal 2011, respectively. We are dependent upon Strategic to continue to pay expenses for us and at June 30, 2012 we owe $448,903. If Strategic should fail to continue to pay these expenses for us in future periods, we would be unable to remain current in our reporting obligations under federal securities laws which would materially adversely impact our ability to enter into a reverse merger or other business combination as the perceived value of our company as a public shell would be significantly diminished.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•	in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and
•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

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

We do not currently have any assets other than a cash balance of $428 at June 30, 2012. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2012 and 2011 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own or have a lease for any property. Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 204, Boca Raton, Florida 33431 as part of our management agreement with that company as described elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any exchange nor is it approved for quotation on the OTC Bulletin Board nor in the over the counter market on the Pink Sheets. As of September 28, 2012 there were approximately 42 stockholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3,574,000 at June 30, 2012. At June 30, 2012 we had minimal cash, no other assets and our total liabilities were approximately $725,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued expenses and other current liabilities

Accrued expenses at June 30, 2012 and 2011 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, July 1, 2010	$67,439
Payment of accrued professional and accounting fees	(19,883)
Payment of other fees and expenses	(11,150)
Accrual of professional fees	2,495
Accrual of accounting fees	16,000
Accrual of other fees and expenses	7,456
Balance, June 30, 2011	62,357
Payment of accrued professional and accounting fees	(16,020)
Payment of other fees and expenses	(3,806)
Write off of accounts payable	(35,738)
Accrual of professional fees	—
Accrual of accounting fees	11,500
Accrual of other fees and expenses	3,279
Balance, June 30, 2012	$21,572

Convertible judgment debt payable, affiliated party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original Judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2009	43,952
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	$254,297

Affiliated party debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, July 1, 2010	$305,318
Interest	40,987
Advances	23,000
Management Fee	6,000
Balance, June 30, 2011	375,305
Interest	49,098
Advances	18,500
Management Fee	6,000
Balance, June 30, 2012	$448,903

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

General and administrative expenses decreased 23% in fiscal 2012 compared to fiscal 2011. Miscellaneous expenses during the year include a credit or reversal of a disputed charge of $3,607 which was recognized. We anticipate that our general and administrative expenses will remain at the fiscal 2012 level into fiscal 2013, absent an increase related to another potential business combination.

	2012	2011
Accounting Fees	$11,500	$16,000
Legal Fees	—	1,106
Management Fees	6,000	6,000
Edgarization Costs	1,162	2,494
Stock Transfer Fees	1,724	1,685
Miscellaneous Fees and Other	390	(279)
Total	$20,776	$27,006

Interest expense increased 15% in fiscal 2012 from fiscal 2011. The increased interest expense was as a result of the increased balance due to the affiliated party debt.

As a result of the foregoing, we incurred a net loss of $48,256 for fiscal 2012, compared to a net loss of $82,640 for fiscal 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At June 30, 2012, our cash balance was $428 and we had a working capital deficit of $724,344 compared to cash of $1,223 and a working capital deficit of $676,088 at June 30, 2011.

Accrued expenses, which consist primarily of professional fees, decreased 65% at June 30, 2012 as compared to June 30, 2011. The reduction was mainly the result of a write-off of $36,269 of accounts payable.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2011 to June 30, 2012 represents post-judgment interest.

To date, our operations have been funded by Strategic, which is controlled by our President. This funding included paying professional fees, interest on the affiliated debt, as well as accruing $500 per month for management fees. Affiliated party debt increased 20% at June 30, 2012 as compared to June 30, 2011. This increase represents the accrual of the monthly management fee for fiscal 2012, additional advances of $18,500 during fiscal 2012 and interest of $49,098 on the amounts due Strategic. We used these additional advances for general working capital.

For fiscal 2012 net cash used in operating activities was $74,393 compared to net cash used in operating activities of $73,075 for fiscal 2011. In each of fiscal 2012 and fiscal 2011 this represents cash used to pay our operating expense and accrual of the interest on the affiliated convertible judgment debt.

For fiscal 2012 net cash provided by financing activities was $73,598 as compared to $69,987 for fiscal 2011. In each period these amounts represented the increase in amounts due Strategic as described above.

We currently do not have sufficient cash to meet any of our current or anticipated obligations for the next 12 months. We do not have any internal or external sources of capital and are dependent upon advances from Strategic for funds necessary to pay our operating expenses. Our ability to continue as a going concern depends on Strategic’s continued funding of our operating expenses and our ability to seek out potential merger and acquisition partners. If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company. In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2012. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 4 to our audited financial statements for the fiscal years ended June 30, 2012 and 2011 on Form 10-K filed with the SEC.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David Miller	66	Chairman of the Board, President and Secretary
Philip Bloom	57	Principal Financial and Accounting Officer, Treasurer
Ralph Wilson	81	Director

David Miller. Mr. Miller served on our Board of Directors from November 2004 to December 2005 and from June 2007 to the present. From March 2005 to the present, he has also served as our President. From September 1997 to the present, Mr. Miller has served in the positions of Chairman, President and Chief Executive Officer of Strategic Capital Resources, Inc., a privately owned real estate specialty financing company that is now selling and disposing of its real estate as well as pursuing claims against former clients. Mr. Miller is the chairman of the privately owned corporations, Lite ‘N Low, Inc. and Priority Capital Corp. Mr. Miller has over 40 years of experience in the finance industry.

Philip Bloom. Mr. Bloom was appointed in May 2008 as our Principal Financial and Accounting Officer. Mr. Bloom has been in South Florida for the past 18 years in the financial services industry. Mr. Bloom is currently with The Bellestar Companies as a Senior Consultant to the development and structuring of a credit based, commercial real estate first mortgage fund. From 2007 through 2009, Mr. Bloom was with The CCR Companies as Chief Lending Officer managing the work-out of a portfolio of mezzanine loans. Prior to working for CCR Companies, Mr. Bloom worked for Floridian Community Bank as Senior Vice President/Senior Lending Officer. He has served on the Board of Directors of Strategic Capital Resources, Inc. since May 2007.

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

Agreement with Strategic

Strategic is currently providing day-to-day management services to the Company pursuant to a letter agreement, dated June 30, 2011, for a management fee of $500 per month. Strategic’s responsibilities under the agreement include the following services:

•	provision of storage space;
•	maintenance of the books and records of the Company;
•	administrative assistance in the preparation and filing of quarterly and annual financial statements, as well as registration statements; and
•	other administrative and management services as may be reasonably required, not to exceed five hours per month.

Such additional services may include reviewing and analyzing business combination opportunities for the Company, performing due diligence, and recommending potential merger or acquisition opportunities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012.

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

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

We are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in fiscal 2012 and fiscal 2011 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Miller [1]	2012	6,000	0	0	0	0	0	0	6,000
	2011	6,000	0	0	0	0	0	0	6,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Miller	0	0	0	0	0	0	0	0	0

Compensation of Directors

We have not established standard compensation arrangements for our directors and our directors currently do not receive compensation for their services to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 28, 2012, we had 16,168,733 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 28, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1801 North Military Trail, Suite 204, Boca Raton, Florida 33431. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Miller [1]	14,645,000	84.8%
Philip Bloom	0	-
John H. Roach, Jr.	0	-
Ralph J. Wilson	0	-
All officers and directors as a group (four persons) [1]	14,645,000	84.8%
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. [2]	1,520,000	8.8%
Helen Miller Irrevocable Trust [3]	1,770,000	10.9%

[1]	The number of shares owned by Mr. Miller includes:

•	11,355,000 shares owned individually,
•	420,000 shares of common stock which are presently outstanding and 1,100,000 shares of common stock issuable upon the exercise of warrants held by Strategic over which Mr. Miller holds voting and dispositive control, and
•	1,770,000 held in the Helen Miller Irrevocable Trust of which Mr. Miller is the beneficiary.

The number of shares beneficially owned by Mr. Miller excludes the 1,875,000 shares owned by Mr. Miller’s son, Scott Miller, for which Mr. Miller disclaims beneficial ownership.

[2]	Includes 1,100,000 shares of common stock issuable upon the exercise of a warrant expiring in March 2012 with an exercise price of $0.001 per share. Mr. David Miller hold voting and dispositive control over securities held of record by Strategic Capital Resources, Inc.

[3]	Libo Fineberg, as trustee of the Helen Miller Irrevocable Trust, holds voting and dispositive control over securities held by the trust. Mr. Miller is the beneficiary of the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As described elsewhere herein, we are a party to an agreement with Strategic under which it provides various services to us for a monthly fee of $500. In addition, it pays various expenses for us associated to our filing obligations under federal securities laws. At June 30, 2012 we owed Strategic $448,903. The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $49,098 during fiscal 2012. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

At June 30, 2012 we owe JJFN $254,297 under the JJFN Judgment which is described earlier in this report. JJFN, a subsidiary of Strategic, is controlled by Mr. Miller.

Director Independence

Mr. Wilson is considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for each of fiscal 2012 and fiscal 2011.

	2012	2011
Audit Fees	$10,000	$14,500
Audit- Related Fees	0	0
Tax Fees	1,500	1,500
All Other Fees	0	0
Total	$11,500	$16,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 11, 1997, by Comstock Tailings Company (1)
2.2	Agreement and Plan of Share Exchange dated March 31, 1997 between Comstock Tailings Company and Iron Holdings Corp. (1)
2.3	Agreement and Plan of Merger by and among Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007. (2)
2.4	Amendment to Agreement and Plan of Merger, effective as of February 29, 2008, by and among Monarch Investment Properties, Inc. and All American Home Products, LLC. (3)
3.1.1	Articles of Incorporation of Comstock Tailings Company, as filed with the Secretary of State of the State of Nevada on May 13, 1988. (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on October 16, 1997. (1)
3.1.3	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on July 15, 1998. (1)
3.1.4	Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007. (1)
3.2	Amended and Restated By-Laws of Monarch Investment Properties, Inc. (1)
4.1	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc. (1)
10.1	Letter Agreement, by and between Monarch Investment Properties, Inc. and Strategic Capital Resources, Inc., dated July 9, 2007. (1)
10.2	Letter dated April 1, 2009 to All American Home Products, LLC. (4)
10.3	Letter dated March 13, 2009 to All American Home Products, LLC. (4)
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2*	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer*
32.1*	Section 1350 certification of Chief Executive Officer *
32.2*	Section 1350 certification of principal financial and accounting officer*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** To be furnished by amendment. Users of this data to be submitted electronically are advised pursuant to Rule 406T of Regulation S-T that this interactive data file will not be deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, will not be deemed filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise will not be subject to liability under these sections.

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

Monarch Investment Properties, Inc.

Date: September 28, 2012	By:	/s/ David Miller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Miller	Chairman of the Board of Directors, Chief Executive Officer, Principal Executive Officer	September 28, 2012
David Miller

/s/ Philip Bloom	Principal Financial and Accounting Officer	September 28, 2012
Philip Bloom

/s/ Ralph Wilson	Director	September 28, 2012
Ralph Wilson

Monarch Investment Properties, Inc.

Financial Statements

June 30, 2012 and 2011

Released: September 28, 2012

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of June 30, 2012 and 2011	F-4

Statements of Operations for the Years Ended June 30, 2012 and 2011	F-5

Statements of Changes in Stockholders’ Deficiency for the Years Ended June 30, 2012 and 2011	F-6

Statements of Cash Flows for the Years Ended June 30, 2012 and 2011	F-7

Notes to Financial Statements for the Years Ended June 30, 2012 and 2011	F-8 – F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monarch Investment Properties, Inc.

We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and cash flows for each of the years ended June 30, 2012 and 2011, in conformity with generally accepted accounting principles in the United States.

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

New York, New York	By	/s/ Sherb & Co., LLP
September 28, 2012		Name: Sherb& Co., LLP Title:Certified Public Accountants

MONARCH INVESTMENT PROPERTIES, INC. BALANCE SHEETS
	June 30,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$428	$1,223
Total Current Assets	428	1,223
TOTAL ASSETS	$428	$1,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$21,572	$62,357
Convertible judgment debt payable, affiliated party	254,297	239,649
Affiliated party debt	448,903	375,305
Total Current Liabilities	724,772	677,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,573,754)	(3,525,498)
Total Stockholders’ Deficiency	(724,344)	(676,088)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$428	$1,223

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC. STATEMENTS OF OPERATIONS
	Years Ended June 30,
	2012	2011

Revenue	$—	$—

General and administrative expenses	20,776	27,006
Loss from operations	(20,776)	(27,006)

Other (expense) income:
Write-off of accounts payable	36,269	—
Interest expense, affiliated parties	(63,749)	(55,634)

Net loss	$(48,256)	$(82,640)

Net loss per common share:
Basic and fully diluted	$(.003)	$(0.005)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
	Preferred	Common Stock	Additional	Accumulated
	Shares	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at June 30, 2010	~~—~~ 	16,168,733	$16,169	$2,833,241	$(3,442,858)	$(593,448)

Net Loss	~~—~~ 	~~—~~ 	~~—~~ 	~~—~~ 	(82,640)	(82,640)

Balance at June 30, 2011	~~—~~ 	16,168,733	16,169	2,833,241	(3,525,498)	(676,088)

Net Loss	~~—~~ 	~~—~~ 	~~—~~ 	~~—~~ 	(48,256)	(48,256)

Balance at June 30, 2012		16,168,733	$16,169	$2,833,241	$(3,573,754)	$(724,344)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC. STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	$(48,256)	$(82,640)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of accounts payable	36,269	—
Changes in operating assets and liabilities:
Decrease in accrued expenses and other current liabilities	(77,055)	(5,082)
Increase in convertible judgment debt payable, affiliated party	14,649	14,647
Total adjustments	(26,137)	9,565
Net cash used in operating activities	(74,393)	(73,075)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	73,598	69,987
Net cash provided by financing activities	73,598	69,987
NET DECREASE IN CASH	(795)	(3,088)
CASH- BEGINNING OF YEAR	1,223	4,311
CASH-END OF YEAR	$428	$1,223

SUPPLEMENTAL CASH FLOW DATA:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2012 AND 2011

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

F8

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $48,256 negative cash flow from operations of $74,393 for the year ended June 30, 2012, has an accumulated deficit of $3,573,754 and a stockholders’ deficiency of $724,344 at June 30, 2012. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

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

As of June 30, 2012 and 2011 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	June 30, 2012	June 30, 2011
Legal fees	$6,102	$42,269
Accounting and Auditing	5,480	10,000
Miscellaneous, other	9,990	10,088
Total Accrued expenses and other current liabilities	$21,572	$62,357

Note 6 – Convertible Judgment Debt Payment, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	$254,297

At June 30, 2012 and 2011, the judgment payable with accrued interest is $254,297 and $239,649, respectively. The remaining $254,297 of convertible debt and interest is convertible at $0.10 per share.

Note 7 - Affiliated Party Debt

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. In the quarter ended March 31, 2006, Strategic Capital Resources, Inc. deconsolidated Monarch. See Note 2 - Change of Control.

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2012.

	June 30, 2012	June 30, 2011

Due to major shareholder/creditor, beginning of year	$375,305	$305,318
Additions	73,598	69,987
End of year	$448,903	$375,305

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the years ended June 30, 2012 and 2011 in the amount of $49,100 and $40,987, respectively. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 8 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2012 approximates $220,000. In addition there is another $266,000 of interest expense to deduct to due to shareholders once paid as of June 30, 2012. The NOL’s prior to June 30, 2003 are not determinable as it appears the tax returns had not been filed by the prior management for several years. In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited. Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use. The net operating losses expires during the years 2026 through 2030.

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

	June 30, 2012	June 30, 2011
Deferred tax assets:
Net operating loss carryforward	$75,000	$80,300
Temporary timing difference	91,400	69,700
Less valuation allowance	(166,400)	(150,000)
Net deferred tax asset	$—	$—

 This Space Intentionally Left Blank

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2012 and 2011, as a result of the following:

	June 30, 2012	June 30, 2011
Tax (benefit) at statutory rate	$(16,400)	$(28,100)
Permanent timing differences	—	—
Change in valuation allowance	16,400	28,100
Tax due	$—	$—

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

At June 30, 2012 there were 16,168,733 shares of common stock outstanding.

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

There were 1,100,000 common stock warrants available for issuance as of June 30, 2012 and 2011. A summary of the status of the warrants as of June 30, 2012 and 2011 and changes during the years then ended is presented below:

	June 30, 2012		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of year	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of June 30, 2012:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.001	1,100,000	$0.001	0.75

Note 10 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $254,297 convertible debt into 2,542,941 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 11 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 12 – Subsequent Events

The company has evaluated subsequent events, for discussion purposes and no material events have occurred.