Form 10-Q
period 2012-09-30
Monarch Investment Properties, Inc.
filed 2012-11-15
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WACHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of November ___, 2012 was 16,168,733.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as the risks described in Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2012. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Monarch,” “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2012 (Unaudited)	June 30, 2012 (1)
ASSETS

CURRENT ASSETS
Cash	$650	$428
Total Current Assets	650	428
TOTAL ASSETS	$650	$428

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$19,090	$21,572
Convertible judgment debt payable, affiliated party	257,960	254,297
Affiliated party debt	473,740	448,903
Total Current Liabilities	750,790	724,772

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,599,550)	(3,573,754)
Total Stockholders’ Deficiency	(750,140)	(724,344)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$650	$428

(1)   Derived from audited financial statements

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Revenue	$—	$—

General and administrative expenses	8,547	7,081
Loss from operations	(8,547)	(7,081)

Other (expenses) income:
Interest expense, affiliated parties	(17,249)	(15,063)

Net loss	$(25,796)	$(22,144)

Net loss per common share:
Basic and fully diluted	$(0.002)	$(0.001)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred		Par Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012		16,168,733	$16,169	$2,833,241	$(3,573,754)	$(724,344)

Net Loss					(25,796)	(25,796)
Balance at September 30, 2012	—	16,168,733	$16,169	$2,833,241	$(3,599,550)	$(750,140)

See accompanying notes to the unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(25,796)	$(22,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	(2,482)	4,502
Increase in affiliated party debt	15,337	401
Increase in convertible judgment debt payable	3,663	3,662
Total adjustments	16,518	8,565
Net cash used in operating activities	(9,278)	(13,579)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	9,500	12,500
Net cash provided by financing activities	9,500	12,500
NET (DECREASE) IN CASH	222	(1,079)
CASH - BEGINNING OF PERIOD	428	1,223
CASH - END OF PERIOD	$650	$144

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited financial statements

Monarch Investment Properties, Inc.

Notes to Unaudited Financial Statements

September 30, 2012 and 2011

Note 1 -Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2012 and 2011 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

As of September 30, 2012 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Reclassifications

Certain Reclassifications have been made to the prior periods to conform to the current period presentation.

New Accounting Pronouncements

Management does not anticipate that the adoption of recently issued accounting pronouncements will have a material impact on the company’s results of operations, financial position, or cash flow.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $25,796, negative cash flow from operations of $9,278 for the three months ended September 30, 2012, has an accumulated deficit of $3,599,550 and a stockholders’ deficiency of $750,140 at September 30, 2012. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	September 30, 2012	June 30, 2012
Legal fees	$6,100	$6,102
Accounting and Auditing	3,000	5,480
Miscellaneous, other	9,990	9,990
Total Accrued expenses and other current liabilities	$19,090	$21,572

Note 5 - Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings, Inc. against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through September 2012	3,663
Balance, September 30, 2012	$257,960

At September 30, 2012, the judgment payable with accrued interest is $257,960. The remaining $257,960 of convertible debt and interest is convertible at $0.10 per share.

Note 6 - Affiliated Party Debt

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

	Three Months Ended September 30, 2012	Year Ended June 30, 2012
Due to major shareholder/creditor, beginning of year	$448,903	$375,305
Additional borrowings	24,837	73,598
End of period	$473,740	$448,903

Additional borrowing for the three months ended September 30, 2012 comprised of $9,750 of cash advances, interest on Debt of $13,587, and Management Fees of $1,500 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three months ended September 30, 2012 in the amount of $13,587. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 7 - Income Taxes

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

Note 8 - Stockholders’ Deficiency

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At September 30, 2012 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of September 30, 2012. A summary of the status of the warrants as of September 30, 2012 and June 30, 2012 and the changes are presented below:

	September 30, 2012		June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of September 30, 2012:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	.5

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $257,960 convertible debt into 2,579,600 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 - Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 11 - Subsequent Events

The Company has evaluated Subsequent Events for disclosure purposes. No material events have occurred.

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three months ended September 30, 2012 and 2011, respectively, and the financial condition of the Company at September 30, 2012. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2012 and 2011 contained in our Annual Report on Form 10-K for the year ended June 30, 2012 as previously filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.6 million at September 30, 2012. At September 30, 2012 we had minimal cash, no other assets and our total liabilities were approximately $750,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at September 30, 2012 and June 30, 2012 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other current liabilities:

	September 30, 2012	June 30, 2012	(Decrease)
Legal fees	$6,100	$6,102	$(2)
Accounting fees	3,000	5,480	(2,480)
Miscellaneous, other	9,990	9,990	—
Total Accrued Expenses and Other Current Liabilities	$19,090	$21,572	$(2,482)

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

*** This Space Intentionally Left Blank ***

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 2012	254,297
Interest July 2012 through September 2012	3,663
Balance, September 30, 2012	$257,960

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2012	$448,903
Interest	13,587
Management Fee	1,500
Advances	9,750
Balance, September 30, 2012	$473,740

The loan amount is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes the terms on the loan were made on equal or better than terms available elsewhere..

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

General and Administrative Expenses were $8,547 for the three months ended September 30, 2012, as compared to $7,081 for the three months ended September 30, 2011, an increase of $1,466.

	2012	2011
Accounting Fees	$5,020	$4,500
Consulting	650	—
Management Fees	1,500	1,500
Edgarization	800	—
Stock Transfer Fees	350	315
Miscellaneous Fees	227	766
TOTAL	$8,547	$7,081

In 2012 we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The Miscellaneous Fees are primarily the result of edgarization costs associated with the public filings.

Interest Expense was $17,249 for the three months ended September 30, 2012, compared to $15,063 for the three months ended September 30, 2011, an increase of $2,186. The increase was the result of higher affiliated party debt at September 30, 2012 compared to 2011, resulting in higher interest expense for the three months ended September 30, 2012.

As a result of the foregoing, we incurred a net loss of $25,796 and $22,144 for the three months ended 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At September 30, 2012, our cash balance was $650 and we had a working capital deficit of $750,140.

Accrued expenses, which consist primarily of professional and accounting fees, decreased $2,482 for the 3 months ended September 30, 2012.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2012 to September 30, 2012 represents post-judgment interest.

Affiliated party debt increased $24,837 at September 30, 2012 as compared to June 30, 2012. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, cash advances of $9,750, and interest of $13,587 on the amounts due Strategic. We used these additional advances for general working capital.

For the three months ended September 30, 2012, we had negative cash flows from operating activities of $9,278 compared to negative cash flows of $13,579 for the three months ended September 30, 2011. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the three months ended September 30, 2012, our loans from Strategic increased by $24,837.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of September 30, 2013. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of September 30, 2012 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

You should carefully consider all the risks described as previously discussed on our June 30, 2012 Form 10-K, which constitute the material risks facing us. If any of those risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

31.1	-	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	-	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	-	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:		November 15, 2012

By:	/s/	Philip Bloom
Philip Bloom
Treasure and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:		November 15, 2012

By:	/s/	David Miller
David Miller
President and Director
(Principal Executive Officer)

