Form 10-Q
period 2012-12-31
Monarch Investment Properties, Inc.
filed 2013-02-05
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

☒ Yes    ☐ No

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 16,168,733.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2012 (Unaudited)	June 30, 2012 (1)
ASSETS

CURRENT ASSETS
Cash	$1,129	$428
Total Current Assets	1,129	428
TOTAL ASSETS	$1,129	$428

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$23,146	$21,572
Convertible judgment debt payable, affiliated party	261,621	254,297
Affiliated party debt	493,532	448,903
Total Current Liabilities	778,299	724,772

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,626,580)	(3,573,754)
Total Stockholders’ Deficiency	(777,170)	(724,344)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$1,129	$428

(1)   Derived from audited financial statements

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
General and Administrative expenses	9,076	5,266	17,623	12,347
Loss from operations	(9,076)	(5,266)	(17,623)	(12,347)

Other (expense) income:
Interest expense, affiliated parties	(17,954)	(15,741)	(35,203)	(30,804)
Net Loss	$(27,030)	$(21,007)	$(52,826)	$(43,151)

Net loss per common share:
Basic and fully diluted	$(0.002)	$(0.001)	$(0.003)	$(0.003)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012
(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred		Par Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012	—	16,168,733	$16,169	$2,833,241	$(3,573,754)	$(724,344)

Net Loss					(52,826)	(52,826)
Balance at December 31, 2012	—	16,168,733	$16,169	$2,833,241	$(3,626,580)	$(777,170)

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,826)	$(43,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	1,574	(4,368)
Increase in affiliated party debt	30,879	26,480
Increase in convertible judgment debt payable	7,324	7,324
Total adjustments	39,777	29,436
Net cash used in operating activities	(13,049)	(13,715)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	13,750	13,000
Net cash provided by financing activities	13,750	13,000
NET (DECREASE) IN CASH	701	(715)
CASH - BEGINNING OF PERIOD	428	1,223
CASH - END OF PERIOD	$1,129	$508

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

December 31, 2012 and 2011

Note 1 - Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2012 and for all periods presented have been made.

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

The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

As of December 31, 2012 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $52,826, negative cash flow from operations of $13,049 for the six months ended December 31, 2012, has an accumulated deficit of $3,626,580 and a stockholders’ deficiency of $777,170 at December 31, 2012. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	December 31, 2012	June 30, 2012
Legal fees	$6,102	$6,102
Accounting and Auditing	5,899	5,480
Miscellaneous, other	11,145	9,990
Total accrued expenses and other current liabilities	$23,146	$21,572

Note 5 - Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings, Inc. against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through December 31, 2012	7,324
Balance, December 31, 2012	$261,621

At December 31, 2012, the judgment payable with accrued interest is $261,621. The remaining $261,621 of convertible debt and interest is convertible at $0.10 per share.

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

	Six Months Ended December 31, 2012	Year Ended June 30, 2012
Due to major shareholder/creditor, beginning of year	$448,903	$375,305
Additional borrowings	44,629	73,598
End of period	$493,532	$448,903

Additional borrowing for the six months ended December 31, 2012 comprised of $13,750 of cash advances, interest on debt of $27,879, and management fees of $3,000 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three and six months ended December 31, 2012 in the amount of $14,291 and $27,879. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At December 31, 2012 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of December 31, 2012. A summary of the status of the warrants as of December 31, 2012 and June 30, 2012 and the changes are presented below:

	December 31, 2012		June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of December 31, 2012:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	.5

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $261,621 convertible debt into 2,616,220 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

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

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the operating results of the Company for the three and six months ended December 31, 2012 and 2011, respectively, and the financial condition of the Company at December 31, 2012. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2012 and 2011 contained in our Annual Report on Form 10-K for the year ended June 30, 2012 as previously filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.6 million at December 31, 2012. At December 31, 2012 we had minimal cash, no other assets and our total liabilities were approximately $778,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern. The Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations when they become due or to consummate a business combination with an operating company that has profitable operations. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31, 2012 and June 30, 2012 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other current liabilities:

	December 31, 2012	June 30, 2012	Increase
Legal fees	$6,102	$6,102	$—
Accounting fees	5,899	5,480	419
Miscellaneous, other	11,145	9,990	1,155

Total Accrued Expenses and Other Current Liabilities	$23,146	$21,572	$1,574

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

*** This Space Intentionally Left Blank ***

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 2012	254,297
Interest July 2012 through December 31, 2012	7,325
Balance, December 31, 2012	$261,622

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2012	$448,903
Interest	27,879
Management Fee	3,000
Advances	13,750
Balance, December 31, 2012	$493,532

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

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

General and Administrative Expenses were $9,076 for the three months ended December 31, 2012, as compared to $5,266 for the three months ended December 31, 2011, an increase of $3,810.

	2012	2011
Accounting Fees	$3,000	$3,250
Consulting	1,275	—
Management Fees	1,500	1,500
Edgarization	2,303	198
Stock Transfer Fees	706	304
Miscellaneous Fees	292	14
TOTAL	$9,076	$5,266

In 2012 we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The miscellaneous fees are primarily the result of office expenses.

Interest Expense was $14,291 for the three months ended December 31, 2012, compared to $12,078 for the three months ended December 31, 2011, an increase of $2,213. The increase was the result of higher affiliated party debt at December 31, 2012 compared to 2011, resulting in higher interest expense for the three months ended December 31, 2012.

As a result of the foregoing, we incurred a net loss of $27,030 and $21,007 for the three months ended 2012 and 2011, respectively.

Six Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

General and Administrative Expenses were $17,623 for the six months ended December 31, 2012, as compared to $12,347 for the six months ended December 31, 2011, an increase of $5,276.

	2012	2011
Accounting Fees	$8,020	$7,750
Consulting	1,925	—
Management Fees	3,000	3,000
Edgarization	3,103	964
Stock Transfer Fees	1,056	619
Miscellaneous Fees	519	14
TOTAL	$17,623	$12,347

In 2012 we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year-end tax returns. The Company records a management fee of $500 per month for the use of office space and for administrative and management services provided by Strategic, a related party. The miscellaneous fees are primarily the result of office expenses .

Interest Expense was $27,879 for the six months ended December 31, 2012, compared to $23,480 for the six months ended December 31, 2011, an increase of $4,399. The increase was the result of higher affiliated party debt at December 31, 2012 compared to 2011, resulting in higher interest expense for the six months ended December 31, 2012.

As a result of the foregoing, we incurred a net loss of $52,826 and $43,151 for the six months ended 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At December 31, 2012, our cash balance was $1,129 and we had a working capital deficit of $777,170.

Accrued expenses, which consist primarily of professional and accounting fees, increased $1,574 for the six months ended December 31, 2012.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2012 to December 31, 2012 represents post-judgment interest.

Affiliated party debt increased $44,629 at December 31, 2012 as compared to June 30, 2012. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, cash advances of $13,750, and interest of $27,879 on the amounts due Strategic. We used these additional advances for general working capital.

For the six months ended December 31, 2012, we had negative cash flows from operating activities of $13,049 compared to negative cash flows of $13,715 for the six months ended December 31, 2011. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the six months ended December 31, 2012, our loans from Strategic increased by $13,750.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2012. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our chief executive officer and principal financial and accounting officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012 our internal control over financial reporting is effective based on this criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:		February 5, 2013

By:	/s/	David Miller
David Miller
President and Principal Executive Officer

Date:		February 5, 2013

By:	/s/	Philip Bloom
Philip Bloom
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

