Form 10-Q
period 2013-03-31
Monarch Investment Properties, Inc.
filed 2013-05-06
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of April 28, 2013 was 16,168,733.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Monarch,” the “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation. When used herein, the terms “fiscal 2013” refers to the fiscal year ending June 30, 2013 and “fiscal 2012” refers to the fiscal year ended June 30, 2012.

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	June 30, 2012 (1)
ASSETS

CURRENT ASSETS
Cash	$67	$428
Total Current Assets	67	428
TOTAL ASSETS	$67	$428

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$22,990	$21,572
Convertible judgment debt payable, affiliated party	265,283	254,297
Affiliated party debt	514,416	448,903
Total Current Liabilities	802,689	724,772

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,833,241	2,833,241
Accumulated deficit	(3,652,032)	(3,573,754)
Total Stockholders’ Deficiency	(802,622)	(724,344)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$67	$428

(1)   Derived from audited financial statements

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
General and Administrative expenses	7,207	6,445	24,830	18,792
Loss from operations	(7,207)	(6,445)	(24,830)	(18,792)

Other (expense) income:
Interest expense, affiliated parties	(18,245)	(16,414)	(53,448)	(47,217)
Net Loss	$(25,452)	$(22,859)	$(78,278)	$(66,009)

Net loss per common share:
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED MARCH 31, 2013
(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred		Par Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012	—	16,168,733	$16,169	$2,833,241	$(3,573,754)	$(724,344)

Net Loss					(78,278)	(78,278)
Balance at March 31, 2013	—	16,168,733	$16,169	$2,833,241	$(3,652,032)	$(802,622)

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(78,278)	$(66,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	1,418	(2,394)
Increase in affiliated party debt	46,963	40,730
Increase in convertible judgment debt payable	10,986	10,986
Total adjustments	59,367	49,322
Net cash used in operating activities	(18,911)	(16,687)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	18,550	16,000
Net cash provided by financing activities	18,550	16,000
NET (DECREASE) IN CASH	(361)	(687)
CASH - BEGINNING OF PERIOD	428	1,223
CASH - END OF PERIOD	$67	$536

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements

 Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and 2012

Note 1 - Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at March 31, 2013 and for all periods presented have been made.

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

The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

As of March 31, 2013 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Reclassifications

Certain Reclassifications have been made to the prior periods to conform to the current period presentation.

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and 2012

Note 2 - Significant Accounting Policies(continued)

New Accounting Pronouncements

Management does not anticipate that the adoption of recently issued accounting pronouncements will have a material impact on the Company’s results of operations, financial position, or cash flow.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $78,278 and a negative cash flow from operations of $59,367 for the nine months ended March 31, 2013, has an accumulated deficit of $3,652,032 and a stockholders’ deficiency of $802,622 at March 31, 2013. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	March 31, 2013	June 30, 2012
Legal fees	$6,102	$6,102
Accounting and Auditing	6,898	5,480
Miscellaneous, other	9,990	9,990
Total accrued expenses and other current liabilities	$22,990	$21,572

Note 5 - Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the judgment (the “JJFN Judgment”) obtained by JJFN Holdings, Inc. (“JJFN”) against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through March 2013	10,986
Balance, March 31, 2013	$265,283
9

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and 2012

Note 5 - Convertible Judgment Debt Payable, Affiliated Party (continued)

At March 31, 2013, the judgment payable with accrued interest is $265,283. The remaining $265,283 of convertible debt and interest is convertible at $0.10 per share.

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

To date, our operations have been funded by Strategic Capital Resources, Inc. (“Strategic”), which is an entity controlled by one of our executive officers, who is also our majority stockholder. Listed below is a summary of the debt we owe to Strategic.

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012
Due to major stockholder/creditor, beginning of year	$448,903	$375,305
Additional borrowings	65,513	73,598
End of period	$514,416	$448,903

Additional borrowing for the nine months ended March 31, 2013 comprised of $18,550 of cash advances, interest on debt of $42,463, and management fees of $4,500 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three and nine months ended March 31, 2013 in the amount of $14,584 and $42,463. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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

Note 8 - Stockholders’ Deficiency

Preferred Stock and Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.01 par value.

Preferred Stock

The preferred stock may be issued in one or more series, with the rights of each series, including voting rights, to be determined by the Board of Directors prior to each issuance to the full extent permitted by Nevada law. No shares of preferred stock have been issued.

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and 2012

Note 8 - Stockholders’ Deficiency (continued)

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At March 31, 2013 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants as of March 31, 2013. Each warrant is exercisable into one share of the Company’s common stock. A summary of the status of the warrants as of March 31, 2013 and June 30, 2012 and the changes are presented below:

	March 31, 2013		June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of March 31, 2013:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.001	1,100,000	$0.001	.5

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $265,284 convertible debt into 2,652,840 shares of common stock are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 - Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and 2012

Note 11 - Subsequent Events

The Company has evaluated subsequent events for disclosure purposes. No material events have occurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents a review of the operating results of the Company for the three and nine months ended March 31, 2013 and 2012, respectively, and the financial condition of the Company at March 31, 2013. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2012 and 2011 contained in our Annual Report on Form 10-K for the year ended June 30, 2012 as previously filed with the Securities Exchange Commission.

Overview

We are considered a “shell company” under Federal securities laws. Our management and majority shareholder are not in the business of acquiring, promoting or dealing in shell companies. Our management, majority shareholders and affiliates have control of our company as a result of a lawsuit filed against our company and its principals. This lawsuit resulted in in the JJFN Judgment, of which as portion was converted to equity, thereby giving our management and majority shareholders control of our company. It was never the intent of management to get involved in public shell companies other than the possibility of operating or participating in the future operations of those companies.

Our business plan is to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. David Miller, our President. As of the date of this filing, we are not a party to any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;
•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	strength and diversity of management, either in place or scheduled for recruitment;
•	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
•	the extent to which the business opportunity can be advanced;
•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.7 million at March 31, 2013. At March 31, 2013 we had minimal cash, no other assets and our total liabilities were approximately $803,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern. The Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations when they become due or to consummate a business combination with an operating company that has profitable operations. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at March 31, 2013 and June 30, 2012 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other current liabilities:

	March 31, 2013	June 30, 2012	Increase
Legal fees	$6,102	$6,102	$—
Accounting fees	6,898	5,480	1,418
Miscellaneous, other	9,990	9,990	—

Total Accrued Expenses and Other Current Liabilities	$22,990	$21,572	$1,418

Accrued legal fees are primarily the result of costs incurred in early 2008 related to our filing of the information statement on Schedule 14C with the Securities and Exchange Commission, and our failed merger. These legal fees are being disputed.

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained against us in November 2004.

Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 2012	254,297
Interest July 2012 through March 31, 2013	10,986
Balance, March 31, 2013	$265,283

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2012	$448,903
Interest	42,463
Management Fee	4,500
Advances	18,550
Balance, March 31, 2013	$514,416

The loan amount is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes the terms on the loan were made on equal or better than terms available elsewhere.

$500 per month is charged by Strategic to our company for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the yearend audit for the outside auditors. This monthly payment also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K.

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

The following tables provide information on our general and administrative expenses for the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
Accounting Fees	$3,100	$3,875
Consulting	625	—
Management Fees	1,500	1,500
Edgarization	1,567	99
Stock Transfer Fees	312	801
Miscellaneous Fees	103	170
TOTAL	$7,207	$6,445

	Nine Month Ended March 31,
	2013	2012
Accounting Fees	$11,020	$11,625
Consulting	2,650	—
Management Fees	4,500	4,500
Edgarization	4,670	1,063
Stock Transfer Fees	1,368	1,420
Miscellaneous Fees	622	184
TOTAL	$24,830	$18,792

General and administrative expenses increased 12% and 32%, respectively, for the three months and nine months ended March 31, 2013 from the comparable periods in fiscal 2012. Included in our general and administrative expenses in all periods is the management fee we pay Strategic. The increases in our general and administrative expenses in the fiscal 2013 periods from the fiscal 2012 periods include:

•	accounting fees decreased 20% for the third quarter of fiscal 2013 and 5% for the nine months ended from the comparable periods in fiscal 2012. During each period we accrued $2,000 for accounting fees related to quarterly filing of Form 10-Q and $2,500 for the annual audit as well as year-end tax returns ,
•	in the fiscal 2013 periods we incurred consulting fees associated with our engagement in the 2013 periods of an outside accounting consultant to assist us in the preparation of our financial statements and fulfillment of our SEC reporting obligations,
•	costs associated with converting our various SEC filings into EDGAR compatible documents increased substantially in the fiscal 2013 periods from the fiscal 2012 periods as a result of a combination of a change in service provider and the phase-in of expanded XBRL tagging requirements, and
•	miscellaneous fees, which are include office expenses, decreased 39% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, but increased 238% for the nine months ended March 31, 2013 from the comparable period in fiscal 2012.

These increases were offset by decreases of 61% and 4%, respectively, in stock transfer fees for the three and nine months ended March 31, 2013 from the comparable periods in fiscal 2012. [

We expect our operating expenses to remain relatively constant during the balance of 2013, absent any changes which are the result of the closing of a business combination.

Other expense includes interest expense paid to related parties. Interest expense increased 11% and 13%, respectively, for the three and nine months ended March 31, 2013 from the comparable periods in fiscal 2012. The increase was the result of higher affiliated party debt in the fiscal 2013 periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its needs for cash. At March 31, 2013, our cash balance was $67 and we had a working capital deficit of $802,622, as compared to cash on hand of $428 and a working capital deficit of $724,344 at June 30, 2012.

Accrued expenses and current liabilities, which consist primarily of professional and accounting fees, increased 7% at March 31, 2013 from June 30, 2012 which is attributable to ordinary operating expenses.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2012 to March 31, 2013 represents post-judgment interest.

Affiliated party debt increased 15% at March 31, 2013 as compared to June 30, 2012. This increase represents the accrual of the $500 monthly management fee for fiscal 2011, cash advances of $18,550 for our working capital needs, and interest of $42,463 on the amounts due Strategic.

For the nine months ended March 31, 2013, we had negative cash flows from operating activities of $18,911 compared to negative cash flows of $16,687 for the nine months ended March 31, 2012. We have been dependent upon proceeds of loans from Strategic to fund continuing activities. For the nine months ended March 31, 2013 our loans from Strategic increased by $65,513.

To date, the Company’s operations have been funded by Strategic which is controlled by the Company’s President. We currently do not have sufficient working capital to meet any of our current or anticipated obligations for the next 12 months. We do not have any internal or external sources of capital and are dependent upon advances from Strategic for funds necessary to pay our operating expenses. Our ability to continue as a going concern depends on Strategic’s continued funding of our operating expenses and our ability to seek out potential merger and acquisition partners. If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company. In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of March 31, 2013. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our President, who serves as our principal executive officer, and our Treasurer, who serves as our principal financial and accounting officer, are responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President and our Treasurer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President and our Treasurer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

You should carefully consider all the risks described as previously discussed on our June 30, 2012 Form 10-K, which constitute the material risks facing us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.

Date:		May 1, 2013

By:	/s/	David Miller
David Miller
President, principal executive officer

Date:		May 1, 2013

By:	/s/	Philip Bloom
Philip Bloom
Treasurer, principal financial and accounting officer

