Form 10-K
period 2013-06-30
Monarch Investment Properties, Inc.
filed 2013-10-15
CIK 1407882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to ____

Commission file number: 000-52654

MONARCH INVESTMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 391-6117

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on December 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,168,733 of common stock are issued and outstanding as of September 13, 2013.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include our status as a shell company as well as other risks including, but are not limited to:

•	our lack of an operating business and dependence on a related party to pay our operating expenses,

•	our inability to close a reverse merger or other business combination with an operating entity,

•	our need for additional capital,

•	our auditors have expressed doubt about our ability to continue as a going concern,

•	conflicts of interest which may impact our officers and directors,

•	potential dilution to our stockholders,

•	control by our management,

•	risks associated with dependence on a single business unit,

•	the lack of liquidity of an investment in our common stock,

•	the impact of the restrictions under Federal securities laws of certain activities by shell companies and their stockholders.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors appearing in this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation.

When used in this report, “fiscal 2012” means the fiscal year ended June 30, 2012, “fiscal 2013” means the fiscal year ended June 30, 2013 and “fiscal 2014” means the fiscal year ending June 30, 2014.

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

History

We were organized under the laws of the State of Nevada under the name Comstock Tailings Company on May 13, 1988 for the purpose of engaging in the acquisition and development of minerals, metals and other natural resource products and the related operations applicable to such activities. On or about March 31, 1997, we consummated a merger with Iron Holdings Corp. (“Old Iron”), a New York corporation, including its wholly-owned subsidiary company, Iron Eagle Contracting & Mechanical, Inc. (“IECM”) and changed our name to Iron Holdings Corp.. IECM was a construction contractor engaged in pipe work, including gas and water mains, as well as steel installation, primarily for city and state infrastructure construction. IECM commenced operations in January 1996 and spent most of fiscal year 1996 bidding on potential jobs. IECM ceased operations shortly thereafter due to its incurring significant losses from operations.

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

Change of Control

During 1997, we defaulted on payment of a promissory note in the principal amount of $1,100,000 representing a loan that had been made to us by JJFN Holdings, Inc. (“JJFN Holdings”), a wholly-owned subsidiary of Strategic Capital Resources, Inc. (“Strategic”), in connection with our acquisition of IECM. As a result of this default, during June 1999, JJFN Holdings filed an action in the Supreme Court of the State of New York, County of Queens against us, and our subsidiaries, IECM, and Tahoe Realty Corp., as well as two of our officers and certain other individuals, to recover the monies due to JJFN Holdings under the promissory note. During November 2004, the action was settled by:

•	payment from the former principals of the Company of $155,000 to Strategic;

•	entry by the Court of a judgment against the Company in the amount of $1,100,000 (representing the principal amount of the loan from JJFN Holdings) plus accrued interest, or $1,522,997.20 in the aggregate at the time of the entry of the judgment (the “JJFN Judgment”); and

•	surrender of 420,000 shares of common stock of the Company to Strategic by the former principals and majority stockholders of the Company.

As a result of the transfer of shares of common stock from the former principals, Strategic acquired a 62.8% equity ownership interest in the Company. Additionally, in connection with the settlement, the former officers and directors of the Company tendered their resignations, and Mr. David Miller, the Company’s President, was first elected and appointed director and officer of the Company.

During December 2005, Strategic agreed to convert $1,500,000 of the then current $1,638,000 balance on the JJFN Judgment into 15,000,000 shares of common stock of the Company, which shares were issued to Strategic during March 2006. The 15,000,000 shares were transferred to the stockholders of Strategic pursuant to Strategic’s declaration of a stock dividend in March 2006 in the following amounts: Lite N Low, Inc. - 1,485,000 shares; Priority Capital Corp. - 2,205,000 shares; Helen Miller Irrevocable Trust - 1,770,000 shares; Scott Miller - 1,875,000 shares; Rita Miller - 1,875,000 shares and David Miller 5,790,000 shares. During July 2007, Ms. Rita Miller transferred 1,875,000 shares to her spouse, Mr. David Miller.

On March 14, 2005, the Company issued to Strategic a seven-year warrant to purchase 1,100,000 shares of common stock, at an exercise price of $.001 per share (“Strategic Warrant”), in consideration for modification of the promissory note between the Company and JJFN Holdings. The Strategic Warrant contained certain anti-dilution provisions which provided that if at any time the number of shares of common stock is reduced through subdivision, recapitalization, reclassification or otherwise, or if the Company declares a dividend on its common stock or preferred stock payable in shares of common stock, or if the Company merges or consolidates with or into another entity or sells all or substantially all of it assets, the number and nature of the common stock issuable or issued on the exercise of the Strategic Warrant would be adjusted so that each holder of a Strategic Warrant or the original holder of the exercised shares of common stock outstanding at the time of such event will have the right to purchase the same kind and amount of securities at the original exercise price which the holder would have received if such event has not taken place. The Strategic Warrant also contained a cashless exercise provision providing that payment of the exercise price may be made by surrendering to the Company that number of shares of common stock having a fair market value equal to the exercise price. The Strategic Warrant also provided certain “piggyback” registration rights whereby the Company was required to provide prior written notice to Strategic of its intention to file a registration statement under the Securities Act of 1933 (the “Securities Act”) and upon the request of Strategic to include those registrable shares underlying the Strategic Warrant in such registration statement. The Strategic Warrant expired in March 2012. As additional consideration of the funds outstanding, in May 2013, the Company issued another warrant with the same aforementioned terms as the expired warrant to purchase 1,100,000 shares of common stock, at an exercise price of $.001 per share, with an expiration date in May 2023.

Employees

As of September 13, 2013 we had no employees. Each of our executive officers are engaged in outside business activities and devote very limited time to our business until a promising business combination opportunity is identified. The business of the Company is managed by one of our stockholders and affiliate, Strategic, pursuant to a letter agreement, dated June 30, 2012 as described later in this report.

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

We currently do not have any operating business, have minimal cash resources and a working capital deficit of $830,239 at June 30, 2013. We continue to incur operating expenses related to our public company reporting requirements, which were approximately $33,000 and approximately $21,000 in fiscal 2013 and fiscal 2012, respectively. We are dependent upon Strategic to continue to pay expenses for us and at June 30, 2013 we owe it $534,365. If Strategic should fail to continue to pay these expenses for us in future periods, we would be unable to remain current in our reporting obligations under federal securities laws which would materially adversely impact our ability to enter into a reverse merger or other business combination as the perceived value of our company as a public shell would be significantly diminished.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;

•	in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire;

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities; and

•	our common stock is not approved for quotation on any market and the shares are not DTC eligible.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In seeking a business opportunity, we will be competing against a number of other public shell companies, many of whom may be more attractive than our company. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

We currently have very limited assets, no sources of revenue or business operations, and will need additional financing in order to execute our business plan.

We do not currently have any assets other than a cash balance of $38 at June 30, 2013. We have not generated any revenues for at least the past few years, and we do not expect to generate any revenues until such time, if ever, as we complete an acquisition, reorganization, merger or similar transaction with an operating business. We can provide no assurances if we consummate a transaction that any acquired business will generate any material revenues or that any such business will operate on a profitable basis. Furthermore, we are unable to predict the time as to when, and if ever, that we may actually acquire or enter into an acquisition, reorganization, merger or similar transaction with an operating business. Because we do not have a recent operating history, you will have no basis upon which to evaluate our business objective to acquire an operating business.

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

Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended June 30, 2013 and 2012 that states there is a substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to assess capital through debt and equity funding, to develop profitable operations and resolve our liquidity problems. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, and this conflict of interest could have a negative impact on our ability to consummate a business combination.

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

We are authorized to issue under our Amended and Restated Articles of Incorporation 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors has the ability to issue additional shares of common stock and preferred stock in the future for such consideration as the Board may consider sufficient without seeking stockholder approval. The issuance of additional common stock, preferred stock or other convertible securities in the future will reduce the proportionate ownership and could also reduce the voting power of current stockholders. Further, our Board is authorized to issue the preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion. Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

As a shell company we are subject to certain special rules under the federal securities laws which may limit our attractiveness to a potential merger or business combination target and restricts the ability of our stockholders to resell their shares.

As a “shell company” under the federal securities laws we are subject to certain special rules under Federal securities laws, including:

•	specific disclosure requirements on Form 8-K upon the consummation of a transaction that effects a change in control and/or changes the shell company into a non-shell company;

•	limitations in the use of certain short-form registration statements under the Securities Act while a shell company, including Form S-8 registration statements used in connection with employee benefit plans;

•	ineligibility for certain streamlined procedures and publicity rules in connection with public offerings while a shell company and for a period of three years thereafter;

•	unavailability of the resale provisions of Rule 144 of the Securities Act for non-affiliates until one year following the Form 8-K disclosure described above, subject to certain additional requirements; and

•	unavailability of the resale provisions of Rule 144 for affiliates, including our executive officer, directors and 10% or greater stockholder, which such shares may only be resold pursuant to an effective registration statement.

These restrictions may make our company less attractive to a potential merger or business combination target than another company which is not a shell company. These restrictions also significantly limit the ability of our stockholders to resell their shares of common stock assuming a market for our common stock develops, of which there is no assurance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We do not own or have a lease for any property. Our principal place of business is provided by Strategic at 1801 N. Military Trail, Suite 204, Boca Raton, Florida 33431 as part of our management agreement with that company as described elsewhere in this report.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable to our company’s operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any exchange nor is it approved for quotation in the over-the-counter markets. As of September 13, 2013 there were approximately 42 stockholders of record of our common stock.

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

The following discussion of our financial condition and results of operations for fiscal 2013 and fiscal 2012 should be read in conjunction with the audited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operations

Our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, in part due to the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3,681,000 at June 30, 2013. At June 30, 2013 we had minimal cash, no other assets and our total liabilities were approximately $830,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued expenses and other current liabilities

Accrued expenses at June 30, 2013 and 2012 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other liabilities:

Balance, June 30, 2011	$62,357
Payment of accrued professional and accounting fees	(16,020)
Payment of other fees and expenses	(3,806)
Write off of accounts payable	(35,738)
Accrual of accounting fees	11,500
Accrual of other fees and expenses	3,279
Balance, June 30, 2012	21,572
Payment of accrued professional and accounting fees	(7,600)
Payment of other fees and expenses	(1,155)
Accrual of accounting fees	12,020
Accrual of other fees and expenses	2,130
Balance, June 30, 2013	$26,967

Convertible judgment debt payable, affiliated party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original Judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest July 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2009	43,952
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 30, 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through June 2013	14,648
Balance, June 30, 2013	$268,945
12

Affiliated party debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2011	375,305
Interest	49,098
Advances	18,500
Management Fee	6,000
Balance, June 30, 2012	$448,903
Interest	57,812
Advances	21,650
Management Fee	6,000
Balance, June 30, 2013	$534,365

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

General and administrative expenses increased 61% in fiscal 2013 compared to fiscal 2012. We anticipate that our general and administrative expenses will remain at the fiscal 2013 level into fiscal 2014, absent an increase related to another potential business combination.

	2013	2012
Accounting Fees	$14,020	$11,500
Consulting fees	3,525	—
Legal Fees	900	—
Management Fees	6,000	6,000
Edgarization Costs	5,872	1,162
Stock Transfer Fees	1,771	1,724
Miscellaneous Fees and Other	1,348	390
Total	$33,436	$20,776

Interest expense increased 15% in fiscal 2013 from fiscal 2012. The increased interest expense was as a result of the increased balance due to the affiliated party debt.

As a result of the foregoing, we incurred a net loss of $106,995 for fiscal 2013, compared to a net loss of $48,256 for fiscal 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At June 30, 2013, our cash balance was $38 and we had a working capital deficit of $830,239 compared to cash of $428 and a working capital deficit of $724,344 at June 30, 2012.

Accrued expenses, which consist primarily of professional fees, increased 25% at June 30, 2013 as compared to June 30, 2012.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2012 to June 30, 2013 represents post-judgment interest.

To date, our operations have been funded by Strategic, which is controlled by our President. This funding included paying professional fees, interest on the affiliated debt, as well as accruing $500 per month for management fees. Affiliated party debt increased 19% at June 30, 2013 as compared to June 30, 2012. This increase represents the accrual of the monthly management fee for fiscal 2013, additional advances of $21,650 during fiscal 2013 and interest of $57,812 on the amounts due Strategic. We used these additional advances for general working capital.

For fiscal 2013 net cash used in operating activities was $22,040 compared to net cash used in operating activities of $19,295 for fiscal 2012. In each of fiscal 2013 and fiscal 2012 this represents cash used to pay our operating expense and accrual of the interest on the affiliated convertible judgment debt.

For fiscal 2013 net cash provided by financing activities was $21,650 as compared to $18,500 for fiscal 2012. In each period these amounts represented the increase in amounts due Strategic as described above.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of June 30, 2013. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Our accounting policies and recent accounting pronouncements are described in Note 4 to our audited financial statements for the fiscal years ended June 30, 2013 and 2012 appearing elsewhere in this report.

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

Our financial statements are contained in pages F-1 through F-12, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective November 13, 2012, we dismissed Sherb & Co., LLP from serving as our independent accountants. As of November 13, 2012 we engage Liggett, Vogt & Webb, P.A. as its new independent accountants. Our Board of Directors unanimously recommended that we change audit firms, directed the process of review of candidate firms to replace Sherb & Co., LLP and made the final decision to engage Liggett, Vogt & Webb, P.A. The reports of Sherb & Co., LLP on our financial statements for the years ended June 30, 2011 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that each of those reports did contain an explanatory paragraph as to the existence of substantial doubt regarding our ability to continue as a going concern. In connection with its audits of the year ended June 30, 2011 and 2012 and reviews of our financial statements through March 31, 2012, there were no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through November 13, 2012, we had not consulted with Liggett, Vogt & Webb, P.A. on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, in each case where a written report was provided or oral advice was provided that Liggett, Vogt & Webb, P.A. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer and our principal financial and accounting officer are responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2013 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
David Miller	68	Chairman of the Board, President and Secretary
Philip Bloom	60	Principal financial and accounting officer, Treasurer
Ralph Wilson	84	Director

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

Mr. Miller is President and Director of Antares Resources Corporation which is a “non-reporting public shell” company. David Miller filed a suit against Antares Resources Corporation for monies due and owing to him. The litigation resulted in David Miller obtaining a judgment against Antares. There was a partial conversion of the judgment to equity, which resulted in David Miller’s control of Antares Resources Corporation.

Mr. Miller is also a Managing Member of Rapid Capital L.L.C. and its wholly owned subsidiary Rapid Capital NV., LLC, a privately held commercial finance company located in Boca Raton, FL, as well as a shareholder.

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

Agreement with Strategic

Strategic is currently providing day-to-day management services to the Company pursuant to a letter agreement, dated June 30, 2011, for a management fee of $500 per month. Strategics’ responsibilities under the agreement include the following services:

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

Director Qualification

Our Board of Directors is currently comprised of two individuals. Mr. Miller, who is also our President, has over 40 years experience in the finance industry. Mr. Wilson has over 47 years experience as an officer and director of a manufacturing company. Our Board concluded that as a result of these directors individual experience, qualifications, attributes or skills that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds, we believe that the collective skills and experience of our Board members are well suited to analyze and review any potential reverse merger or business combination transactions. We expect that following a reverse merger or business combination, our current Board of Directors will resign and be replaced by new directors designated by the acquired company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013.

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

Committees of our Board of Directors and the Role of our Board in Risk Oversight

Mr. Miller serves as both our Chairman, President and principal executive officer and as one of the two members of our Board of Directors. Mr. Wilson is considered an independent director. The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. Our independent director keeps himself informed through discussions with our executive officers and by reading the reports and other materials that we send him and by participating in Board of Directors meetings.

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

The following table summarizes all compensation recorded by us in fiscal 2013 and fiscal 2012 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Miller [1]	2013	6,000	0	0	0	0	0	0	6,000
	2012	6,000	0	0	0	0	0	0	6,000
[1]	Mr. Miller is our Chairman and President. Mr. Miller is not directly compensated for his services to us. Under the terms of the June 30, 2011 written management agreement with Strategic described above, it provides various services to us in exchange for a monthly management fee of $500, which has been accrued and not paid. Strategic is controlled by Mr. Miller. However, we believe that the services and expenses charged by Strategic merely reimburse Strategic for its out of pocket costs associated with the services provided and should not be construed as compensation to Mr. Miller.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2013:

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

At October 11, 2013, we had 16,168,733 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 11, 2013 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Miller [1]	14,645,000	84.8%
Philip Bloom	0	—
Ralph J. Wilson	0	—
All officers and directors as a group (four persons) [1]	14,645,000	84.8%
Scott Miller	1,875,000	11.6%
Strategic Capital Resources, Inc. [2]	1,520,000	8.8%
Helen Miller Irrevocable Trust [3]	1,770,000	10.9%

[1]	The number of shares owned by Mr. Miller includes:

•	11,355,000 shares owned individually,

•	420,000 shares of common stock which are presently outstanding and 1,100,000 shares of common stock issuable upon the exercise of warrants held by Strategic over which Mr. Miller holds voting and dispositive control, and

•	1,770,000 held in the Helen Miller Irrevocable Trust of which Mr. Miller is the beneficiary.

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

As described elsewhere herein, we are a party to an agreement with Strategic under which it provides various services to us for a monthly fee of $500. In addition, it pays various expenses for us associated to our filing obligations under federal securities laws. At June 30, 2013 and June 30, 2012 we owed Strategic $534,365 and $448,903, respectively. The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed in the amount of $57,812 in fiscal 2013 and $49,100 during fiscal 2012. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

At June 30, 2013 and 2012 we owed JJFN $268,945 and $254,297, respectively, under the JJFN Judgment which is described earlier in this report. JJFN, a subsidiary of Strategic, is controlled by Mr. Miller.

Director Independence

Mr. Wilson is considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt & Webb, P.A. during fiscal 2013 and Sherb & Co., LLP for fiscal 2013 and fiscal 2012.

	2013	2012
Audit Fees	$8,500	$10,000
Audit- Related Fees	0	0
Tax Fees	1,500	1,500
All Other Fees	0	0
Total	$10,000	$11,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2013 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm

•	Balance sheets at June 30, 2013 and 2012

•	Statements of operations for the years ended June 30, 2013 and 2012

•	Statements of cash flows for the years ended June 30, 2013 and 2012

•	Statement of changes in stockholders’ equity at June 30 2013

•	Notes to financial statements
20

(b)	Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 11, 1997, by Comstock Tailings Company (1)
2.2	Agreement and Plan of Share Exchange dated March 31, 1997 between Comstock Tailings Company and Iron Holdings Corp (1)
2.3	Agreement and Plan of Merger by and among Monarch Investment Properties, Inc. and All American Home Products, LLC, dated as of December 18, 2007 (2)
2.4	Amendment to Agreement and Plan of Merger, effective as of February 29, 2008, by and among Monarch Investment Properties, Inc. and All American Home Products, LLC (3)
3.1.1	Articles of Incorporation of Comstock Tailings Company, as filed with the Secretary of State of the State of Nevada on May 13, 1988 (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on October 16, 1997 (1)
3.1.3	Certificate of Amendment to the Articles of Incorporation of Iron Holdings Corp. as filed with the Secretary of State of the State of Nevada on July 15, 1998 (1)
3.1.4	Amended and Restated Articles of Incorporation of Monarch Investment Properties, Inc. as filed with the Secretary of State of the State of Nevada on September 25, 2007 (1)
3.2	Amended and Restated By-Laws of Monarch Investment Properties, Inc. (1)
4.1	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc. (1)
10.1	Letter Agreement by and between Monarch Investment Properties, Inc. and Strategic Capital Resources, Inc., dated July 9, 2007 (1)
10.2	Letter dated April 1, 2009 to All American Home Products, LLC (4)
10.3	Letter dated March 13, 2009 to All American Home Products, LLC (4)
10.4	Common Stock Purchase Warrant to purchase 1,100,000 shares of Common Stock of Monarch Investment Properties, Inc., issued to Strategic Capital Resources, Inc., dated May 2, 2013
16.1	Letter dated November 13, 2012 from Sherb & Co., LLP to the Securities and Exchange Commission, regarding change in certifying accountant of the Company (5)
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2*	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer*
32.1*	Section 1350 certification of Chief Executive Officer *
32.2*	Section 1350 certification of principal financial and accounting officer*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be furnished by amendment. Users of this data to be submitted electronically are advised pursuant to Rule 406T of Regulation S-T that this interactive data file will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise will not be subject to liability under these sections.

(1)	Incorporated by reference to the Registration Statement on Form 10, SEC File No. 333-52754, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on December 26, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on May 30, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on April 1, 2009.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monarch Investment Properties, Inc.

Date: October 15, 2013	By:	/s/ David Miller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Miller	Chairman of the Board of Directors, President, Principal Executive	October 15, 2013
David Miller	Officer

/s/ Philip Bloom	Treasurer, Principal Financial and Accounting Officer	October 15, 2013
Philip Bloom

/s/ Ralph Wilson	Director	October 15, 2013
Ralph Wilson
22

Monarch Investment Properties, Inc.

Financial Statements

June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monarch Investment Properties, Inc.

We have audited the accompanying balance sheets of Monarch Investment Properties, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and cash flows for each of the years ended June 30, 2013 and 2012, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Monarch Investment Properties, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New York, New York	/s/ Liggett, Vogt & Webb, P.A.
October 7, 2013	Liggett, Vogt & Webb, P.A. Certified Public Accountants

MONARCH INVESTMENT PROPERTIES, INC.
BALANCE SHEETS

	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$38	$428
Total Current Assets	38	428
TOTAL ASSETS	$38	$428

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$26,967	$21,572
Convertible judgment debt payable, affiliated party	268,945	254,297
Affiliated party debt	534,365	448,903
Total Current Liabilities	830,277	724,772

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,834,341	2,833,241
Accumulated deficit	(3,680,749)	(3,573,754)
Total Stockholders’ Deficiency	(830,239)	(724,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$38	$428

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2013	2012

Revenue	$—	$—

General and administrative expenses	33,436	20,776
Loss from operations	(33,436)	(20,776)

Other (expense) income:
Write-off of accounts payable	—	36,269
Interest expense, affiliated parties	(73,559)	(63,749)

Net loss	$(106,995)	$(48,256)

Net loss per common share:
Basic and fully diluted	$(.007)	$(.003)

Weighted average number of common shares outstanding
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Preferred Shares	Common Stock Shares	Additional Amount	Accumulated Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2011	—	16,168,733	$16,169	$2,833,241	$(3,525,498)	$(676,088)

Net Loss	—	—	—	—	(48,256)	(48,256)

Balance at June 30, 2012	—	16,168,733	16,169	2,833,241	(3,573,754)	(724,344)

Issuance of warrant	—	—	—	1,100		1,100

Net Loss	—	—	—	—	(106,995)	(106,995)

Balance at June 30, 2013	—	16,168,733	$16,169	$2,834,341	$(3,680,749)	$(830,239)

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	$(106,995)	$(48,256)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of accounts payable	—	(36,269)
Issuance of equity rights	1,100	—
Changes in operating assets and liabilities:
Increase in accrued expenses and other current liabilities	69,206	50,581
Increase in convertible judgment debt payable, affiliated party	14,649	14,649
Net cash used in operating activities	(22,040)	(19,295)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	21,650	18,500
Net cash provided by financing activities	21,650	18,500
NET DECREASE IN CASH	(390)	(795)
CASH- BEGINNING OF YEAR	428	1,223
CASH-END OF YEAR	$38	$428

SUPPLEMENTAL CASH FLOW DATA:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2013 AND 2012

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

Note 2 - Change of Control

On November 3, 2004 the Company settled its litigation with Strategic Capital Resources, Inc. (“SCRI”) on the following basis:

1)	A payment to SCRI in the amount of $155,000 in “Good Funds” by the former majority shareholders of Monarch.

2)	The entry of a judgment against Monarch in SCRI’s favor for $1,100,000 plus interest from January 1, 1999.

3)	The transfer to SCRI by the former majority shareholders of 420,000 shares of Monarch Common Stock which represented 62.8% of the outstanding shares.

4)	The appointment of David Miller and Samuel Weiss, Esq. as Directors.

5)	The resignations of all existing officers and directors simultaneously with the appointment of Miller and Weiss.

6)	Other representations and warranties that are usual and customary in settlements of this type.

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2013 AND 2012

Note 2 - Change of Control (continued)

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

During December, 2005, SCRI agreed to convert $1,500,000 of the $1,638,000 judgment it had against Monarch into 15,000,000 shares of the common stock of Monarch. The purpose of the conversion was to make Monarch a “Public Shell” marketable to a potential merger candidate or purchaser. SCRI declared a dividend on December 2, 2005 of 15,000,000 shares of Monarch common stock payable pro rata to SCRI’s shareholders of record as of December 15, 2005 with a distribution date of December 22, 2005. Monarch and SCRI implemented the conversions and SCRI distributed the shares to its shareholders in March 2006. (See Note 8 - Income Taxes).

As a result of the cessation of operations and liquidation of all assets the Company became a “shell company”.

Securities Act Rule 405 and Exchange Act Rule 12b-2 defines a “shell company” as a company, other than an asset-backed issuer, with:

-·	no or nominal operations; and

-·	either:

-	no or nominal assets;

-	assets consisting solely of cash and cash equivalents; or

-	assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the change of control Monarch utilization of the loss carryforward for federal and state income tax purposes may be limited.

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $106,995, negative cash flow from operations of $22,040 for the year ended June 30, 2013, has an accumulated deficit of $3,680,749 and a stockholders’ deficiency of $830,239 at June 30, 2013. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern. The Company is currently being funded by its’ majority shareholder.

Note 4 - Significant Accounting Policies

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

JUNE 30, 2013 AND 2012

Note 4 - Significant Accounting Policies (continued)

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

As of June 30, 2013 and 2012 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

Statements of Cash Flows

For the purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Management does not anticipate that the adoption of any additional recently issued accounting pronouncements will have a material impact on the company’s results of operations, financial position, or cash flow.

Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	June 30, 2013	June 30, 2012
Legal fees	$6,102	$6,102
Accounting and Auditing	9,900	5,480
Miscellaneous, other	10,965	9,990
Total Accrued expenses and other current liabilities	$26,967	$21,572
F-9

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2013 AND 2012

Note 6 - Convertible Judgment Debt Payment, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 30, 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 30, 2010	225,002
Interest July 2010 through June 2011	14,647

Balance, June 30, 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through June 2013	14,648
Balance, June 30, 2013	$268,945

At June 30, 2013 and 2012, the judgment payable with accrued interest is $268,945 and $254,297, respectively. The remaining $268,945 of convertible debt and interest is convertible at $0.10 per share.

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

The Company recorded management fees of $500 per month for the use of office space and for administrative and management services provided by Strategic Capital Resources, Inc. for the period November 3, 2004 through June 30, 2013.

	June 30, 2013	June 30, 2012

Due to major shareholder/creditor, beginning of year	$448,903	$375,305
Additions	85,462	73,598
End of year	$534,365	$448,903

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the years ended June 30, 2013 and 2012 in the amount of $57,812 and $49,100, respectively. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

Note 8 - Income Taxes

The net operating loss carry forward “NOL” through June 30, 2013 approximates $268,000. In addition there is another $327,000 of interest expense to deduct to due to shareholders once paid as of June 30, 2013. The NOL’s prior to June 30, 2004 are not determinable as it appears the tax returns had not been filed by the prior management for several years. In addition due to the ownership changes over the years under Section 382, we believe the utilization of such NOL’s have been limited. Once we are able to definitively locate or file the missing years of tax returns, we will properly state the NOL’s available for future use. The net operating losses expires during the years 2027 through 2033.

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

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2013 AND 2012

Note 8 - Income Taxes (continued)

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carryforward	$91,000	$75,000
Temporary timing difference	111,000	91,400
Less valuation allowance	(202,000)	(166,400)
Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended June 30, 2013 and 2012, as a result of the following:

	June 30, 2013	June 30, 2012
Tax (benefit) at statutory rate	$(36,000)	$(16,400)
Permanent timing differences	—	—
Change in valuation allowance	36,000	16,400
Tax due	$—	$—

The net operating loss carryforward was utilized in full through June 30, 2006 due to the application of the $1,653,462 debt converted to equity in 2006 as debt forgiveness for tax purposes. The Internal Revenue Code insolvency exemption provides for such debt forgiveness income to be applied to the net operating losses carry forward to the extent such net operating losses are available.

Fiscal years 2013, 2012, 2011, and 2010 remain open for tax examinations, although the Company has not been notified of any such examinations.

Note 9 - Stockholders’ Deficiency

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

Common Stock Purchase Warrant

During the quarter ended September 30, 1997 pursuant to an offshore securities subscription agreement the Company received proceeds of $1,030,500. The Company was obligated to pay Strategic Capital Resources, Inc. a principal payment of $500,000 in accordance with its loan agreement out of the proceeds of the offshore placement. The Company paid Strategic Capital Resources, Inc. $212,500 instead of the $500,000 principal payment due under the loan agreements. In addition, $53,609 of accrued interest was paid. The outstanding loan balance after the $212,500 principal payment was $1,100,000. The Company subsequently defaulted on its loan to SCRI. See Note 2 - Change of Control.

On March 14, 2005, the Company issued to Strategic Capital Resources, Inc. a warrant to purchase 1,100,000 shares of common stock at a $.001 per share exercise price as part of the litigation settlement. The warrant term is for seven (7) years, contains anti-dilution provisions, provision that the warrant terms and provisions would not be affected by a reverse stock split as well as registration rights.

MONARCH INVESTMENT PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED

JUNE 30, 2013 AND 2012

Note 9 - Stockholders’ Deficiency (continued)

Management has valued the common stock warrants at the date of grant utilizing the Black Scholes pricing model. In arriving at their fair value at the date of grant, the Company considered, among other things, historic equity transactions for all classes of its stock, the liquidity of the common stock. The specific assumptions utilized in the Black-Scholes pricing model to calculate the value of the 2005 warrants are as follows: stock price of $0.005, exercise price of $0.001, term of 7 years, volatility of 278%, expected dividend yield of 0.00% and a discount rate of 3.8%, As a result of this analysis, the assumed value of the underlying common stock at the date of grant was a valuation of $5,500 being assigned to the common stock warrants which was charged to interest expense and credited to paid-in capital. In May 2013, the Company issued a ten year warrant to purchase 1,100,000 shares of common stock at $0.001 as additional consideration for the debts outstanding. The assumptions utilized to value such warrants were, were volatility of 200%, expected dividend yield of 0.00% and a discount rate of 1.78%, resulting the fair value of such warrant to be $1,100 and recorded as interest expense.

A summary of the status of the warrants as of June 30, 2013 and 2012 and changes during the years then ended is presented below:

	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	1,100,000	$0.001
Warrants expired	—	—	(1,100,000)	0.001
Warrants granted	1,100,000	0.001	—	—
Outstanding at end of year	1,100,000	$0.001	—	$—

The following additional information relates to warrants outstanding as of June 30, 2013:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.001	1,100,000	$0.001	9.75

There is no intrinsic value of the warrant outstanding as of June 30, 2013. The exercise price at issuance date in May 2013 of this warrant was at market.

Note 10 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $268,945 convertible debt into 2,689,450 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 11 - Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 12 - Subsequent Events

The company has evaluated subsequent events, for discussion purposes and no material events have occurred.

