Form 10-Q
period 2013-09-30
Monarch Investment Properties, Inc.
filed 2013-11-20
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 391-6117
(Registrant’s telephone number, including area code)

Comstock Tailings Company, Incorporated
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

The number of shares outstanding of the registrant’s common stock as of November 15, 2013 was 16,168,733.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as the risks described in Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2013. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Monarch,” the “Company,” “we,” “us,” “ours,” and similar terms refers to Monarch Investment Properties, Inc., a Nevada corporation. When used herein, the terms “fiscal 2013” refers to the fiscal year ending June 30, 2013 and “fiscal 2012” refers to the fiscal year ended June 30, 2012.

 PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013
ASSETS

CURRENT ASSETS
Cash	$91	$38
Total Current Assets	91	38
TOTAL ASSETS	$91	$38

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,411	$26,967
Affiliated party debt	557,632	534,365
Convertible judgment debt payable, affiliated party	274,996	268,945
Total Current Liabilities	860,039	830,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,834,341	2,834,341
Accumulated deficit	(3,710,458)	(3,680,749)
Total Stockholders’ Deficiency	(859,948)	(830,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$91	$38

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Revenue	$—	$—
General and Administrative expenses	7,190	8,547
Loss from operations	(7,190)	(8,547)

Other (expense) income:
Interest expense, affiliated parties	22,519	17,249
Net Loss	$(29,709)	(25,796)

Net loss per common share:
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

		Common Stock		Additional		Total
	Preferred		Par Value	Paid-In	Accumulated	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Deficiency
Balance at June 30, 2013	—	16,168,733	$16,169	$2,834,341	$(3,680,749)	$(830,239)

Net Loss					(29,709)	(29,709)
Balance at September 30, 2013	—	16,168,733	$16,169	$2,834,341	$(3,710,458)	$(859,948)

See accompanying notes to the unaudited condensed financial statements

MONARCH INVESTMENT PROPERTIES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29,709)	$(25,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	444	(2,482)
Increase in affiliated party debt	17,967	15,337
Increase in convertible judgment debt payable	6,051	3,663
Total adjustments	24,462	16,518
Net cash used in operating activities	(5,247)	(9,278)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	5,300	9,500
Net cash provided by financing activities	5,300	9,500
NET INCREASE IN CASH	53	222
CASH - BEGINNING OF PERIOD	38	428
CASH - END OF PERIOD	$91	$650

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and 2012

Note 1 – Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statement for the years ended June 30, 2013 and 2012 included in the Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

As of September 30, 2013 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and 2012

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $29,709 and a negative cash flow from operations of $5,247 for the three months ended September 30, 2013, has an accumulated deficit of $3,710,458 and a stockholders’ deficiency of $859,948 at September 30, 2013. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently being funded by its majority shareholder.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	September 30, 2013	June 30, 2013
Legal fees	$5,700	$6,102
Accounting and Auditing	9,000	9,900
Miscellaneous, other	12,711	10,965
Total accounts payable and accrued expenses	$27,411	$26,967

Note 5 – Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the judgment (the “JJFN Judgment”) obtained by JJFN Holdings, Inc. (“JJFN”) against us in November 2004. Unpaid portions of the JJFN Judgment bear interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through June, 2013	14,648
Balance, June 30, 2013	268,945
Interest July, 2013 through September, 2013	6,051
Balance, September 30, 2013	$274,996
9

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and 2012

Note 5 – Convertible Judgment Debt Payable, Affiliated Party (continued)

At September 30, 2013, the judgment payable with accrued interest is $274,996 and is convertible at $0.10 per share into Common Stock.

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

	Three Months Ended September 30, 2013	Year Ended June 30, 2013
Due to major stockholder/creditor, beginning of year	$534,365	$448,903
Additional borrowings	23,267	85,462
Balance End of period	$557,632	$534,365

Additional borrowing for the three months ended September 30, 2013 comprised of $5,300 of cash advances, interest on debt of $16,467, and management fees of $1,500 for the use of office space, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three months ended September 30, 2013 in the amount of $16,467. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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

September 30, 2013 and 2012

Note 8 – Stockholders’ Deficiency (continued)

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

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At September 30, 2013 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants as of September 30, 2013. Each warrant is exercisable into one share of the Company’s common stock. A summary of the status of the warrants as of September 30, 2013 and June 30, 2013 and the changes are presented below:

	September 30, 2013		June 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of September 30, 2013:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	9.6

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $274,996 convertible debt into 2,749,960 shares of common stock are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 – Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Monarch Investment Properties, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and 2012

Note 11 – Subsequent Events

The Company believes that is has reached an Agreement in principle, for a business combination with The 360 Agency, LLC.

The 360 Agency, LLC and affiliates are engaged in the business of Sports Management, Consulting, Sports Products, Promotions and Sales, as well as business management, mergers and acquisitions.

The 360 Agency, LLC is headquartered in New York City and the management team has more than 50 years of experience in that industry.

We will file an 8-K with a copy of the formally executed Letter of Intent if and when it is executed.

There can be no assurance that a Letter of Intent will be executed, a merger agreement finalized or that the transaction will close and/or be successful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents a review of the operating results of the Company for the three months ended September 30, 2013 and September 30, 2012, respectively, and the financial condition of the Company at September 30, 2013. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2013 and 2012 contained in our Annual Report on Form 10-K for the year ended June 30, 2012 as previously filed with the Securities Exchange Commission.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. David Miller, our President. As of the date of this filing, we are not a party to any definitive agreement with any party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;

●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	strength and diversity of management, either in place or scheduled for recruitment;

●	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
12

●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

●	the extent to which the business opportunity can be advanced;

●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	other relevant factors.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3,710,458 at September 30, 2013. At September 30, 2013 we had minimal cash, no other assets and our total liabilities were approximately $860,039. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. The Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations when they become due or to consummate a business combination with an operating company that has profitable operations. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accounts Payable and Accrued Expenses

Accrued expenses at September 30, 2013 and June 30, 2013 consisted primarily of professional fees. Listed below is a summary of the transactions related to accounts payable and accrued expenses:

	September 30, 2013	June 30, 2013
Legal Fees	$5,700	$6,102
Accounting & Auditing	9,000	9,900
Miscellaneous, other	12,711	10,965

Total Accounts Payable & Accrued Expenses	$27,411	$26,967

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained against us in November 2004.

Unpaid portions of the JJFN Judgment bear interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July, 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July, 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July, 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July, 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July, 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July, 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July, 2012 through June 2013	14,648
Balance, June 30, 2013	268,945
Interest July, 2013 through September, 2013	6,051
Balance, September 30, 2013	$274,996

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority stockholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2013	$534,365
Interest	16,467
Management Fee	1,500
Advances	5,300
Balance, September 30, 2013	$557,632
14

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

The following tables provide information on our general and administrative expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
Accounting Fees	$2,000	$5,020	$(3,020)
Consulting	1,170	650	520
Management Fees	1,500	1,500	—
Edgarization	1,447	800	647
Stock Transfer Fees	351	350	1
Miscellaneous Fees	722	227	495
TOTAL	$7,190	$8,547	1,357

General and administrative expenses decreased $1,357 respectively, for the three months ended September 30, 2013 from the comparable periods in fiscal 2012. Included in our general and administrative expenses in all periods is the management fee we pay Strategic. The decreases in our general and administrative expenses in the fiscal 2013 periods from the fiscal 2012 periods include:

●	Accounting fees decreased $3,020 for the three (3) months ended September 30, 2013 compared to 2012.

The Company has a fixed fee with its independent auditors so it is able to accrue with accuracy the quarterly fee to be charged.

●	Consulting fees increased $520 for the three (3) months ended September 30, 2013 compared to 2012.

We utilize a “Rent-A-CFO” to assist in the preparation of our quarterly financial statements, assist in complying with our reporting obligations.

The increase is due to the expansion of XBRL “tagging” requirements.

●	Edgarization and XBRL tagging requirements increased by $647 for the three (3) months ended September 30, 2013 compared to 2012 as a result of the XBRL “tagging” requirements.

●	Miscellaneous fees increased by $495 for the three (3) months ended September 30, 2013 compared to 2012 as a result of additional legal fees incurred to comply with the SEC reporting requirements.

●	We anticipate that our operating expenses may increase if and when a Letter of Intent is executed in connection with a business combination (See “Subsequent Events”).

●	Interest expense for the three (3) months ended September 30, 2013 increased $5,720 compared to 2012.

The increase is due to additional advances as well as higher loan balances.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to meet its needs for cash. At September 30, 2013, our cash balance was $91 and we had a working capital deficit of $859,948, as compared to cash on hand of $38 and a working capital deficit of $830,239 at June 30, 2013.

Accounts payable and accrued expenses, which consist primarily of professional and accounting fees, increased $444 at September 30, 2013 from June 30, 2013 which is attributable to ordinary operating expenses.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2013 to September 30, 2013 represents post-judgment interest, at the statuary rate of 9%.

Affiliated party debt increased $23,267 at September 30, 2013 as compared to June 30, 2013. This increase represents the accrual of the $500 monthly management fee for fiscal 2013, cash advances of $5,300 for our working capital needs, and interest of $16,467 on the amounts due Strategic.

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

Our accounting policies and recent accounting pronouncements are described in Note 4 to our audited financial statements for the fiscal years ended June 30, 2013 and 2012 on Form 10-K filed with the SEC.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our President and our Treasurer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

You should carefully consider all the risks described as previously discussed on our June 30, 2013 Form 10-K, which constitute the material risks facing us.

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

MONARCH INVESTMENT PROPERTIES, INC.

Date:		November 20, 2013

By:	/s/	David Miller
David Miller President, principal executive officer

Date:		November 20, 2013

By:	/s/	Philip Bloom
Philip Bloom Treasurer, principal financial and accounting officer
19