Form 10-Q
period 2013-12-31
Monarch Investment Properties, Inc.
filed 2014-03-03
CIK 1407882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52754

MONARCH INVESTMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1251553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 North Military Trail, Suite 204, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

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

☐ Yes    ☒ No

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 16,168,733.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2013 (Unaudited)	June 30, 2013 (1)
ASSETS

CURRENT ASSETS
Cash	$139	$38
Total Current Assets	139	38
TOTAL ASSETS	$139	$38

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued expenses	$30,978	$26,967
Convertible judgment debt payable, affiliated party	281,286	268,945
Affiliated party debt	584,526	534,365
Total Current Liabilities	896,790	830,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 16,168,733 shares issued and outstanding, respectively	16,169	16,169
Additional paid-in capital	2,834,341	2,834,341
Accumulated deficit	(3,747,161)	(3,680,748)
Total Stockholders’ Deficiency	(896,651)	(830,238)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$139	$38

(1)   Derived from audited financial statements

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
General and Administrative expenses	13,620	5,266	20,810	17,623
Loss from operations	(13,620)	(5,266)	(20,810)	(17,623)

Other (expense) income:
Interest expense, affiliated parties	(23,084)	(15,741)	(45,603)	(35,203)
Net Loss	$(36,704)	$(21,007)	$(66,413)	$(52,826)

Net loss per common share:
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	16,168,733	16,168,733	16,168,733	16,168,733
Fully diluted	16,168,733	16,168,733	16,168,733	16,168,733

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

		Common Stock		Additional		Stockholders’
	Preferred		Par Value	Paid-In	Accumulated	Deficiency
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013		16,168,733	$16,169	$2,834,341	$(3,680,748)	$(830,238)

Net Loss					(66,413)	(66,413)
Balance at December 31, 2013	—	16,168,733	$16,169	$2,834,341	$(3,747,161)	$(896,651)

See accompanying notes to the condensed unaudited financial statements

MONARCH INVESTMENT PROPERTIES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(66,413)	$(52,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and other current liabilities	4,011	1,574
Increase in affiliated party debt	39,262	30,879
Increase in convertible judgment debt payable	12,341	7,324
Total adjustments	55,614	39,777
Net cash used in operating activities	(10,799)	(13,049)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in affiliated party debt	10,900	13,750
Net cash provided by financing activities	10,900	13,750
NET INCREASE IN CASH	101	701
CASH - BEGINNING OF PERIOD	38	428
CASH - END OF PERIOD	$139	$1,129

SUPPLEMENTAL CASH FLOW DATA:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements

Monarch Investment Properties, Inc.

Notes to Condensed Unaudited Financial Statements

December 31, 2013 and 2012

Note 1 - Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at December 31, 2013 and for all periods presented have been made.

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

The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

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

As of December 31, 2013 the Company has no assets or liabilities which it measures and carries on its balance sheet at fair value on a recurring basis. Management has estimated the fair values of cash, accounts payable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

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

Note 3 - Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $66,413, negative cash flow from operations of $10,799 for the six months ended December 31, 2013, has an accumulated deficit of $3,747,161 and a stockholders’ deficiency of $896,651 at December 31, 2013. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the company’s ability to continue as a going concern.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of:

	December 31, 2013	June 30, 2013
Legal fees	$—	$6,102
Accounting and Auditing	6,500	9,900
SEC Filing - Miscellaneous, other	24,478	10,965
Total Accrued expenses and other current liabilities	$30,978	$26,967

Note 5 - Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings, Inc. against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the statutory interest rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 30, 2012	254,297
Interest July 2012 through June 30, 2013	14,648
Balance, June 30, 2013	268,945
Interest July 1, 2013 through December 31, 2013	12,341
Balance, December 31, 2013	$281,286

At December 31, 2013, the judgment payable with accrued interest is $281,286. The remaining $281,286 of convertible debt and interest is convertible at $0.10 per share.

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

	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Due to major shareholder/creditor, beginning of year	$534,365	$448,903
Additional borrowings	50,161	85,462
End of period	$584,526	$534,365

Additional borrowing for the six months ended December 31, 2013 comprised of $10,900 of cash advances, interest on Debt of $33,260, and Management Fees of $6,000 for the use of office space storage, as well as for administrative and management services provided by Strategic.

The loan amount due is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Interest was expensed for the three and six months ended December 31, 2013 in the amount of $16,235 and $17,025. Management believes that the terms of the loan were made on equal or better terms than were available elsewhere.

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
10

The holders of common stock are entitled to one vote per share on matters on which they are entitled to vote. At December 31, 2013 there were 16,168,733 shares of common stock outstanding.

Common Stock Purchase Warrant

There were 1,100,000 common stock warrants available for issuance as of December 31, 2013. A summary of the status of the warrants as of December 31, 2013 and June 30, 2013 and the changes are presented below:

	December 31, 2013		June 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,100,000	$0.001	1,100,000	$0.001
Warrants granted	—	—	—	—
Outstanding at end of period	1,100,000	$0.001	1,100,000	$0.001

The following additional information relates to warrants outstanding as of December 31, 2013:

Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 0.001	1,100,000	$ 0.001	.5

Note 9 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Since the 1,100,000 shares under outstanding warrants and the potential conversion of the $281,286 convertible debt into 2,812,860 shares are both anti-dilutive due to the Company’s net loss, no diluted per share amounts are presented.

Note 10 - Litigation, Claims, and Assessments

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Note 11 - Recent Developments

On November 29, 2013 the Board of Directors elected Robert Licopoli Chief Executive Officer.

The election of Mr. Licopoli as Chief Executive Officer was taken in connection with the entry into a Letter of Intent to merge with The 360 Agency, LLC.

A copy of the executed Letter of Intent was filed as an Exhibit to our Form 8K filed with the SEC on December 13, 2013.

Note 12 - Subsequent Events

On February 24, 2014 the Company and The 360 Agency, LLC amended the Letter of Intent dated December 6, 2013 to extend the closing date to March 7, 2014.

*** This Space Intentionally Left Blank ***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents a review of the operating results of the Company for the three and six months ended December 31, 2013 and 2012, respectively, and the financial condition of the Company at December 31, 2013. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended June 30, 2013 and 2012 contained in our Annual Report on Form 10-K for the year ended June 30, 2013 as previously filed with the Securities Exchange Commission.

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

Going Concern

We are a shell company. We do not have any revenue generating operations and have an accumulated deficit of approximately $3.7 million at December 31, 2013. At December 31, 2013 we had minimal cash, no other assets and our total liabilities were approximately $897,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the Company has incurred operating losses and will have to obtain additional capital to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company. There are no assurances that we will continue as a going concern.

Financial Condition and Changes

Cash

We have minimal cash and are dependent in the short term on affiliated parties to continue to infuse capital to meet our obligations. There is no assurance that this funding will continue.

Accrued Expenses and Other Current Liabilities

Accrued expenses at December 31, 2013 and June 30, 2013 consisted primarily of professional fees. Listed below is a summary of the transactions related to accrued expenses and other current liabilities:

	December 31, 2013	June 30, 2013	Increase/(Decrease)
Legal fees	$—	$6,102	$(6,102)
Accounting fees	6,500	9,900	(3,400)
SEC Filing, Miscellaneous, other	24,478	10,965	13,513

Total Accrued Expenses and Other Current Liabilities	$30,978	$26,967	$4,011

*** This Space Intentionally Left Blank ***

Convertible Judgment Debt Payable, Affiliated Party

Listed below is a summary of the transactions related to the JJFN Judgment obtained by JJFN Holdings against us in November 2004. Unpaid portions of the JJFN Judgment bear simple interest at the rate of 9% per annum:

Original judgment	$1,100,000
Interest 1999 through June 2005	643,500
Partial payment made November 2004	(155,000)
Balance, June 30, 2005	1,588,500
Interest June 2005 through June 2006	77,902
Amount exchanged for Common Stock	(1,500,000)
Balance, June 30, 2006	166,402
Interest July 2006 through June 2007	14,657
Balance, June 30, 2007	181,059
Interest July 2007 through June 2008	14,648
Balance, June 30, 2008	195,707
Interest July 2008 through June 2009	14,647
Balance, June 2009	210,354
Interest July 2009 through June 2010	14,648
Balance, June 2010	225,002
Interest July 2010 through June 2011	14,647
Balance, June 2011	239,649
Interest July 2011 through June 2012	14,648
Balance, June 2012	254,297
Interest July 2012 through June 30, 2013	14,648
Balance, June 2013	268,945
Interest July 2013 through December 31, 2013	12,341
Balance, December 31, 2013	$281,286

Affiliated Party Debt

To date, our operations have been funded by Strategic which is controlled by one of our executive officers and our majority shareholder. Listed below is a summary of the transactions related to the debt we owe to Strategic:

Balance, June 30, 2013	$534,365
Interest	33,260
Management Fee	6,000
Advances	10,900
Balance, December 31, 2013	$584,525

The loan amount is payable on demand and bears interest at 12% per annum. Interest is due and added to the payable amount on the first day of each month. Management believes the terms on the loan were made on equal or better than terms available elsewhere.

$1,500 per month is charged by Strategic to our company for the ongoing maintenance of its files and records, preparation of work papers for the quarterly reviews, as well as the preparation of work papers for the year end audit for the outside auditors. This monthly payment also includes the preparation of quarterly reports of Form 10-Q, as well as the Annual Report on Form 10-K.

*** This Space Intentionally Left Blank ***

Results of Operations

We have generated no revenues since our fiscal year ended 1998 and will not generate revenues until, at the earliest, the completion of a business combination. There can be no assurance that we will be able to consummate a business combination on terms acceptable to us and our stockholders or at all.

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

General and Administrative Expenses were $13,620 for the three months ended December 31, 2013, as compared to $5,266 for the three months ended December 31, 2012, an increase of $8,354.

The increase of General and Administrative Expenses of $8,354 for the three months was primarily as a direct result of the increased costs associated with SEC reporting requirements, as well as the entry into the Letter of Intent with The 360 Company.

Interest Expense was $23,084 for the three months ended December 31, 2013, compared to $15,741 for the three months ended December 31, 2012, an increase of $7,343. The increase was the result of additional loans and higher loan balances at December 31, 2013 compared to 2012, resulting in higher interest expense for the three months ended December 31, 2013.

As a result of the foregoing, we incurred net losses of $36,704 and $21,007 for the three months ended 2013 and 2012, respectively.

Six Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

General and Administrative Expenses were $20,810 for the six months ended December 31, 2013, as compared to $17,623 for the six months ended December 31, 2012, an increase of $3,187.

	2013	2012
Accounting Fees	$6,000	$8,020
Consulting	2,650	1,925
Management Fees	6,000	3,000
Edgarization	3,297	3,103
Stock Transfer Fees	250	1,056
Miscellaneous Fees	2,613	519
TOTAL	$20,810	$17,623

The increase in General and Administrative Expenses of $3,187 for the six months was primarily as a direct result of increased costs associated with SEC reporting requirements.

Interest Expense was $45,603 for the six months ended December 31, 2013, compared to $35,203 for the six months ended December 31, 2012, an increase of $10,400. The increase was the result of additional advances on loan balances higher at December 31, 2013 compared to 2012, resulting in higher interest expense for the six months ended December 31, 2013.

As a result of the foregoing, we incurred net losses of $66,413 and $52,826 for the six months ended 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of funds to meet its obligations. At December 31, 2013, our cash balance was $139 and we had a working capital deficit of $896,651.

Accounts Payable and SEC Reporting obligations, Accrued expenses, which consist primarily of professional accounting fees, increased $4,011 for the six months ended December 31, 2013.

Convertible judgment debt payable, affiliated party represents amounts due under the JJFN Judgment which is convertible at the option of the holder into shares of our common stock based upon a conversion price of $0.10 per share. The increase from June 30, 2013 to December 31, 2013 represents post-judgment interest.

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

Recent Developments

On November 29, 2013 the Board of Directors elected Robert Licopoli Chief Executive Officer.

The election of Mr. Licopoli as Chief Executive Officer was taken in connection with the entry into a Letter of Intent to merge with The 360 Agency, LLC.

A copy of the executed Letter of Intent was filed as an Exhibit to our Form 8K filed with the SEC on December 13, 2013.

On February 24, 2014 the Company and The 360 Agency, LLC amended the Letter of Intent dated December 6, 2013 to extend the closing date to March 7, 2014.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, convertible judgment debt payable and stockholder payable approximate their fair market value based on the short-term maturity of these instruments. FASB ASC 820 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2013. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and principal financial and accounting officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013 our internal control over financial reporting is effective based on this criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

You should carefully consider all the risks described as previously discussed on our June 30, 2013 Form 10-K, which constitute the material risks facing us. If any of those risks actually occur, our business could be harmed. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Please also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

17.1	-	Amendment to Letter of Intent Dated February 24, 2014

31.1	-	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	-	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	-	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH INVESTMENT PROPERTIES, INC.
(Registrant)

Date:		March 3, 2014

By:	/s/	David Miller
David Miller
President and Co-Chief Executive Officer

Date:		March 3, 2014

By:	/s/	Robert Licopoli
Robert Licopoli
Co-Chief Executive Officer

Date:		March 3, 2014

By:	/s/	Philip Bloom
Philip Bloom
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
18